Form 10-Q
period 1996-03-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 1996-05-14
CIK 871327

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 33-38511

             SOUTHWEST DEVELOPMENTAL DRILLING PROGRAM 1991-92
             Southwest Developmental Drilling Fund 91-A, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                           75-2387814
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                              (915) 686-9927
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

         The total number of pages contained in this report is 12.

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three month period ended
March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1996            1995
                                                 ---------     ------------
                                                (unaudited)

    Assets

Current assets:
  Cash                                        $     23,814         51,601
  Receivable from Managing General
   Partner                                          17,311         27,699
                                                 ---------      ---------
    Total current assets                            41,125         79,300
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,020,246      1,020,045
  Less accumulated depreciation,
   depletion and amortization                      756,000        735,000
                                                 ---------      ---------
    Net oil and gas properties                     264,246        285,045
                                                 ---------      ---------
Organization costs, net of
 amortization                                        7,692          9,615
                                                 ---------      ---------
                                              $    313,063        373,960
                                                 =========      =========
    Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                            $      3,675          -
  Distribution payable                               -                 58
                                                 ---------      ---------
                                                     3,675             58
                                                 ---------      ---------
Partners' equity:
  Managing General Partner                          16,409         20,984
  Investor partners                                292,979        352,918
                                                 ---------      ---------
    Total partners' equity                         309,388        373,902
                                                 ---------      ---------
                                              $    313,063        373,960
                                                 =========      =========

PAGE

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

    Revenues

Oil and gas revenues                                $    84,537     75,280
Interest income from operations                             411        193
                                                        -------    -------
                                                         84,948     75,473
                                                        -------    -------
    Expenses

Production                                               75,869     25,982
General and administrative                                8,670      8,273
Depreciation, depletion and
 amortization                                            22,923     23,923
                                                        -------    -------
                                                        107,462     58,178
                                                        -------    -------
Net income (loss)                                   $   (22,514)    17,295
                                                        =======    =======
Net income (loss) allocated to:

  Managing General Partner                          $        45      4,534
                                                        =======    =======
  Investor partners                                 $   (22,559)    12,761
                                                        =======    =======
    Per investor partner unit                       $    (19.71)     11.15
                                                        =======    =======

PAGE

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Cash flows from operating activities:

  Cash received from oil and gas sales              $    84,180     81,061
  Cash paid to suppliers                                (70,119)   (33,194)
  Interest received                                         411        193
                                                        -------    -------
    Net cash provided by operating
     activities                                          14,472     48,060
                                                        -------    -------
Cash flows used in investing activities:

  Additions to oil and gas properties                      (201)      -
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                             (42,058)   (54,000)
                                                        -------    -------
    Net decrease in cash                                (27,787)    (5,940)

Cash and cash equivalents:
  Beginning of period                                    51,601     17,587
                                                        -------    -------
  End of period                                     $    23,814     11,647
                                                        =======    =======

                                                                (continued)

PAGE

             Southwest Developmental Drilling Fund 91-A, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Reconciliation of net income (loss)
 to net cash provided by operating
 activities:

Net income (loss)                                   $   (22,514)    17,295

Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:

  Depreciation, depletion and
   amortization                                          22,923     23,923
  (Increase) decrease in receivables                       (357)     5,781
  Increase in payables                                   14,420      1,061
                                                        -------    -------
Net cash provided by operating
 activities                                         $    14,472     48,060
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Developmental Drilling Fund 91-A, L.P. was organized as a Delaware limited partnership on January 7, 1991. The offering of such limited and general partner interests began September 17, 1991 as part of a shelf offering registered under the name Southwest Developmental Drilling Program 1991-92. Minimum capital requirements for the partnership were met on April 22, 1992, with the offering of limited and general partner interests concluding April 30, 1992, with total investor partner contributions of $1,144,500. The Managing General Partner made a contribution to the capital of the Partnership at the conclusion of its offering period in an amount equal to 1% of its net capital contributions. The Managing General Partner's contribution was $9,800. The total capital contributions are $1,154,300.

The Partnership was formed to engage primarily in the business of drilling developmental and exploratory wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and investor partners and to the extent necessary, acquire leases which contain drilling prospects. Net revenues will not be reinvested in other revenue producing assets except to the extent that performance of remedial work is needed to improve a well's producing capabilities. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

The Partnership has expended its capital and acquired leasehold interests and completed drilling operations. Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, increases and decreases in lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended March 31, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   19.00     17.83       7%
Average price per mcf of gas              $    2.09      1.92       9%
Oil production in barrels                     3,800     3,600       6%
Gas production in mcf                         6,100     5,900       3%
Gross oil and gas revenue                 $  84,537    75,280      12%
Net oil and gas revenue                   $   8,668    49,298     (82%)
Partnership distributions                 $  42,000    54,000     (22%)
Investor partner distributions            $  37,380    48,060     (22%)
Per unit distribution to investor
 partners                                 $   32.66     41.99     (22%)
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues increased to $84,537 from $75,280 for the quarters ended March 31, 1996 and 1995, respectively, an increase of 12%. The principal factors affecting the comparison of the quarters ended March 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 by 7%, or $1.17 per barrel, resulting in an increase of approximately $4,200 in revenues. Oil sales represented 85% of total oil and gas sales during the quarters ended March 31, 1996 and 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.17 per mcf, resulting in an increase of approximately $1,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $5,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 6% during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995, resulting in an increase of approximately $3,800 in revenues.

    Gas production increased approximately 200 mcf or 3% during the same period, resulting in an increase of approximately $400 in revenues.

    The total increase in revenues due to the change in production is approximately $4,200.

Costs and Expenses

Total costs and expenses increased to $107,462 from $58,178 for the quarters ended March 31, 1996 and 1995, respectively, an increase of 85%. The increase is the result of higher lease operating costs and general and administrative expense, offset by a decline in depletion expense.

1. Lease operating costs and production taxes were 192% higher, or approximately $49,900 more during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. The increase is a result of workover on one lease during 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $400 during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

3. Depletion expense decreased to $21,000 for the quarter ended March 31, 1996 from $22,000 for the same period in 1995. This represents a decrease of 5%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas sales increased for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995, the decrease in depletion expense is the result of the change in oil prices since 1995.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $14,500 in the three months ended March 31, 1996 as compared to approximately $48,100 in the three months ended March 31, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $200 in the three months ended March 31, 1996 as compared to none in the three months ended March 31, 1995. The principle use of the 1996 cash flow in investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $42,100 in the three months ended March 31, 1996 as compared to approximately $54,000 in the three months ended March 31, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the three months ended March 31, 1996 were $42,000 of which $37,380 was distributed to the limited partners and $4,620 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1996 was $32.66. Total distributions during the three months ended March 31, 1995 were $54,000 of which $48,060 was distributed to the limited partners and $5,940 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1995 was $41.99.

The source for the 1996 distributions of $42,000 was oil and gas operations of approximately $14,500, offset by the additions to oil and gas properties of approximately $200, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $54,000 was oil and gas operations of approximately $48,100, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $586,240 have been made to the partners. As of March 31, 1996, $523,665 or $457.55 per limited partner unit has been distributed to the limited partners, representing a 46% return of the capital contributed.

As of March 31, 1996, the Partnership had approximately $37,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PAGE

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  None
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

PAGE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SOUTHWEST DEVELOPMENTAL
                              DRILLING FUND 91-A, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer


Date:  May 11, 1996