Form 10-Q
period 1996-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 1996-08-14
CIK 871327

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                            Yes   X   No

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     37,013          51,601
  Receivable from Managing
   General Partner                                 52,183          27,699
                                                ---------       ---------
    Total current assets                           89,196          79,300
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,020,246       1,020,045
  Less accumulated depreciation,
    depletion and amortization                    794,000         735,000
                                                ---------       ---------
    Net oil and gas properties                    226,246         285,045
                                                ---------       ---------
Organization costs, net                             5,769           9,615
                                                ---------       ---------
                                             $    321,211         373,960
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distribution payable     $       -                 58
                                                ---------       ---------

Partners' equity:
  Managing General Partner                         22,101          20,984
  Investor partners                               299,110         352,918
                                                ---------       ---------
    Total partners' equity                        321,211         373,902
                                                ---------       ---------
                                             $    321,211         373,960
                                                =========       =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   150,986     72,186    235,523    147,466
Interest                              350        228        761        420
                                  -------    -------    -------    -------
                                  151,336     72,414    236,284    147,886
                                  -------    -------    -------    -------

     Expenses

Production                         29,914     28,692    105,783     54,674
General and administrative          3,676      4,274     12,346     12,548
Depreciation, depletion and
  amortization                     39,923     22,923     62,846     46,846
                                  -------    -------    -------    -------
                                   73,513     55,889    180,975    114,068
                                  -------    -------    -------    -------
Net income                    $    77,823     16,525     55,309     33,818
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $    12,952      4,339     12,997      8,873
                                  =======    =======    =======    =======
  Investor Partners           $    64,871     12,186     42,312     24,945
                                  =======    =======    =======    =======
    Per investor partner
     unit                     $     56.68      10.65      36.97      21.80
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from oil and gas sales              $   209,193    157,038
  Cash paid to suppliers                               (116,283)   (69,347)
  Interest received                                         761        420
                                                        -------    -------
    Net cash provided by operating
      activities                                         93,671     88,111
                                                        -------    -------
Cash flows from investing activities:

  Additions of oil and gas properties                      (201)    (2,628)
  Sale of oil and gas properties                            -        1,659
                                                        -------    -------
    Net cash used in investing activities                  (201)      (969)
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (108,058)   (80,942)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                       (14,588)     6,200

  Beginning of period                                    51,601     17,587
                                                        -------    -------
  End of period                                     $    37,013     23,787
                                                        =======    =======

                                                                (continued)

             Southwest Developmental Drilling Fund 91-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $    55,309     33,818

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        62,846     46,846
    (Increase) decrease in receivables                  (26,330)     9,572
    Increase (decrease) in payables                       1,846     (2,125)
                                                        -------    -------
Net cash provided by operating
  activities                                        $    93,671     88,111
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.98     18.52        13%
Average price per mcf of gas             $    2.44      1.65        48%
Oil production in barrels                    5,700     3,400        68%
Gas production in mcf                       12,500     5,600       123%
Gross oil and gas revenue                $ 150,986    72,186       109%
Net oil and gas revenue                  $ 121,072    43,494       178%
Partnership distributions                $  66,000    27,000       144%
Investor partner distributions           $  58,740    24,030       144%
Per unit distribution to investor
 partners                                $   51.32     21.00       144%
Number of investor partner units           1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues increased to $150,986 from $72,186 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 109%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 13%, or $2.46 per barrel, resulting in an increase of approximately $8,400 in revenues. Oil sales represented 80% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 87% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 48%, or $.79 per mcf, resulting in an increase of approximately $4,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $12,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 2,300 barrels or 68% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in an increase of approximately $48,300 in revenues.

    Gas production increased approximately 6,900 mcf or 123% during the same period, resulting in an increase of approximately $16,800 in revenues.

    The total increase in revenues due to the change in production is approximately $65,100. The increase is primarily a result of a successful workover on a well during 1996.

Costs and Expenses

Total costs and expenses increased to $73,513 from $55,889 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 32%. The increase is the result of higher lease operating costs and depletion expense, offset by a decline in general and administrative expense.

1. Lease operating costs and production taxes were 4% higher, or approximately $1,200 more during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 14% or approximately $600 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

3. Depletion expense increased to $38,000 for the quarter ended June 30, 1996 from $21,000 for the same period in 1995. This represents an increase of 81%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the quarter ended June 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.19     18.17        11%
Average price per mcf of gas             $    2.32      1.79        30%
Oil production in barrels                    9,500     7,000        36%
Gas production in mcf                       18,500    11,500        61%
Gross oil and gas revenue                $ 235,523   147,466        60%
Net oil and gas revenue                  $ 129,740    92,792        40%
Partnership distributions                $ 108,000    81,000        33%
Investor partner distributions           $  96,120    72,090        33%
Per unit distribution to investor
 partners                                $   83.98     62.99        33%
Number of investor partner units           1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues increased to $235,523 from $147,466 for the six months ended June 30, 1996 and 1995, respectively, an increase of 60%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 11%, or $2.02 per barrel, resulting in an increase of approximately $14,100 in revenues. Oil sales represented 82% of total oil and gas sales during the six months ended June 30, 1996 as compared to 86% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 30%, or $.53 per mcf, resulting in an increase of approximately $6,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $20,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

PAGE

2. Oil production increased approximately 2,500 barrels or 36% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in an increase of approximately $50,500 in revenues.

    Gas production increased approximately 7,000 mcf or 61% during the same period, resulting in an increase of approximately $16,200 in revenues.

    The total increase in revenues due to the change in production is approximately $66,700. The increase is primarily a result of a successful workover on one well in 1996.

Costs and Expenses

Total costs and expenses increased to $180,975 from $114,068 for the six months ended June 30, 1996 and 1995, respectively, an increase of 59%. The increase is the result of higher lease operating costs and depletion expense, offset by a decline in general and administrative expense.

1. Lease operating costs and production taxes were 93% higher, or approximately $51,100 more during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase is a result of a workover on one well in 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $200 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

3. Depletion expense increased to $59,000 for the six months ended June 30, 1996 from $43,000 for the same period in 1995. This represents an increase of 37%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the six months ended June 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $93,700 in the six months ended June 30, 1996 as compared to approximately $88,100 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $200 in the six months ended June 30, 1996 as compared to approximately $1,000 in the six months ended June 30, 1995. The principle use of the 1996 cash flow used in investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $108,100 in the six months ended June 30, 1996 as compared to approximately $80,900 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $108,000 of which $96,120 was distributed to the investor partners and $11,880 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1996 was $83.98. Total distributions during the six months ended June 30, 1995 were $81,000 of which $72,090 was distributed to the investor partners and $8,910 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1995 was $62.99.

The source for the 1996 distributions of $108,000 was oil and gas operations of approximately $93,700, offset by the addition to oil and gas properties of approximately $200, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $81,000 were oil and gas operations of approximately $88,100 and the sale of oil and gas properties of approximately $1,700, offset by the addition to oil and gas properties of approximately $2,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $652,240 have been made to the partners. As of June 30, 1996, $582,405 or $508.87 per investor partner unit has been distributed to the investor partners, representing a 51% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $89,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST DEVELOPMENTAL
                                 DRILLING FUND 91-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 12, 1996