Form 10-Q
period 1996-09-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 1996-11-13
CIK 871327

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     62,185          51,601
  Receivable from Managing
   General Partner                                 61,187          27,699
                                                ---------       ---------
    Total current assets                          123,372          79,300
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,020,246       1,020,045
  Less accumulated depreciation,
   depletion and amortization                     826,000         735,000
                                                ---------       ---------
    Net oil and gas properties                    194,246         285,045
                                                ---------       ---------
Organization costs, net                             3,846           9,615
                                                ---------       ---------
                                             $    321,464         373,960
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distribution payable     $      -                  58
                                                ---------       ---------

Partners' equity:
  Managing General Partner                         25,860          20,984
  Investor partners                               295,604         352,918
                                                ---------       ---------
    Total partners' equity                        321,464         373,902
                                                ---------       ---------
                                             $    321,464         373,960
                                                =========       =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   127,969     60,379    363,492    207,845
Interest                              538        250      1,299        671
                                  -------    -------    -------    -------
                                  128,507     60,629    364,791    208,516
                                  -------    -------    -------    -------

     Expenses

Production                         24,193     45,202    129,976     99,876
General and administrative          3,138      3,174     15,484     15,722
Depreciation, depletion and
 amortization                      33,923     19,923     96,769     66,769
                                  -------    -------    -------    -------
                                   61,254     68,299    242,229    182,367
                                  -------    -------    -------    -------
Net income (loss)             $    67,253     (7,670)   122,562     26,149
                                  =======    =======    =======    =======
Net income (loss) allocated to:

  Managing General Partner    $    11,129      1,348     24,126     10,221
                                  =======    =======    =======    =======
  Investor Partners           $    56,124     (9,018)    98,436     15,928
                                  =======    =======    =======    =======
    Per investor partner
     unit                     $     49.04      (7.88)     86.01      13.92
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from oil and gas sales              $   330,182    226,765
  Cash paid to suppliers                               (145,638)  (114,915)
  Interest received                                       1,299        671
                                                        -------    -------
    Net cash provided by operating
     activities                                         185,843    112,521
                                                        -------    -------
Cash flows from investing activities:

  Additions of oil and gas properties                      (201)    (4,336)
  Sale of oil and gas properties                           -         1,659
                                                        -------    -------
    Net cash used in investing activities                  (201)    (2,677)
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (175,058)   (95,942)
                                                        -------    -------
Net increase in cash and cash equivalents                10,584     13,902

  Beginning of period                                    51,601     17,587
                                                        -------    -------
  End of period                                     $    62,185     31,489
                                                        =======    =======

                                                                (continued)

             Southwest Developmental Drilling Fund 91-A, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to
 net cash provided by operating
  activities:

Net income                                          $   122,562     26,149

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        96,769     66,769
    (Increase) decrease in receivables                  (33,310)    18,920
    Increase (decrease) in payables                        (178)       683
                                                        -------    -------
Net cash provided by operating
 activities                                         $   185,843    112,521
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   22.36     16.65        34%
Average price per mcf of gas             $    2.29      1.94        18%
Oil production in barrels                    4,700     3,000        57%
Gas production in mcf                        9,600     5,600        71%
Gross oil and gas revenue                $ 127,969    60,379       112%
Net oil and gas revenue                  $ 103,776    15,177       584%
Partnership distributions                $  67,000    15,000       347%
Investor partner distributions           $  59,630    13,350       347%
Per unit distribution to investor
 partners                                $   52.10     11.66       347%
Number of investor partner units           1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues increased to $127,969 from $60,379 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 112%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 34%, or $5.71 per barrel, resulting in an increase of approximately $17,100 in revenues. Oil sales represented 83% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 82% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 18%, or $.35 per mcf, resulting in an increase of approximately $2,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $19,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 1,700 barrels or 57% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in an increase of approximately $38,000 in revenues.

    Gas production increased approximately 4,000 mcf or 71% during the same period, resulting in an increase of approximately $9,200 in revenues.

    The total increase in revenues due to the change in production is approximately $47,200. The increase is primarily a result of a successful workover.

Costs and Expenses

Total costs and expenses decreased to $61,254 from $68,299 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 10%. The decrease is the result of lower lease operating costs and general and administrative expense, offset by an increase in depletion expense.

1. Lease operating costs and production taxes were 46% lower, or approximately $21,000 less during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The decrease is a result of workover costs incurred in 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General
    Partner personnel costs.    General and administrative costs decreased 1%
    or approximately $40 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

3. Depletion expense increased to $32,000 for the quarter ended September 30, 1996 from $18,000 for the same period in 1995. This represents an increase of 78%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the quarter ended September 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.91     17.72        18%
Average price per mcf of gas             $    2.31      1.84        26%
Oil production in barrels                   14,300    10,000        43%
Gas production in mcf                       28,100    17,100        64%
Gross oil and gas revenue                $ 363,492   207,845        75%
Net oil and gas revenue                  $ 233,516   107,969       116%
Partnership distributions                $ 175,000    96,000        82%
Investor partner distributions           $ 155,750    85,440        82%
Per unit distribution to investor
 partners                                $  136.09     74.65        82%
Number of investor partner units           1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues increased to $363,492 from $207,845 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 75%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 18%, or $3.19 per barrel, resulting in an increase of approximately $31,900 in revenues. Oil sales represented 82% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 85% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 26%, or $.47 per mcf, resulting in an increase of approximately $8,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $39,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 4,300 barrels or 43% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in an increase of approximately $89,900 in revenues.

    Gas production increased approximately 11,000 mcf or 64% during the same period, resulting in an increase of approximately $25,400 in revenues.

    The total increase in revenues due to the change in production is approximately $115,300. The increase is primarily a result of a successful workover.

Costs and Expenses

Total costs and expenses increased to $242,229 from $182,367 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 33%. The increase is the result of higher lease operating costs and depletion expense, offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 30% higher, or approximately $30,100 more during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The increase is a result of workover costs incurred in 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $200 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

3. Depletion expense increased to $91,000 for the nine months ended September 30, 1996 from $61,000 for the same period in 1995. This represents an increase of 49%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the nine months ended September 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $185,800 in the nine months ended September 30, 1996 as compared to approximately $112,500 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $200 in the nine months ended September 30, 1996 as compared to approximately $2,700 in the nine months ended September 30, 1995. The principle use of the 1996 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $175,100 in the nine months ended September 30, 1996 as compared to approximately $95,900 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $175,000 of which $155,750 was distributed to the investor partners and $19,250 to the general partners. The per unit distribution to investor partners during the nine months ended September 30, 1996 was $136.09. Total distributions during the nine months ended September 30, 1995 were $96,000 of which $85,440 was distributed to the investor partners and $10,560 to the general partners. The per unit distribution to investor partners during the nine months ended September 30, 1995 was $74.65.

The source for the 1996 distributions of $175,000 was oil and gas operations of approximately $185,800, offset by additions to oil and gas properties of approximately $200, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1995 distributions of $96,000 were oil and gas operations of approximately $112,500 and the sale of oil and gas properties of approximately $1,700, offset by additions to oil and gas properties of approximately $4,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $719,240 have been made to the partners. As of September 30, 1996, $642,035 or $560.97 per investor partner unit has been distributed to the investor partners, representing a 56% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $123,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Financial Data Schedule
         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST DEVELOPMENTAL
                                 DRILLING FUND 91-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: November 15, 1996