Form 10-K
period 1996-12-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 1997-03-27
CIK 871327

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark One)

[x]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

                                    OR

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 [No Fee Required]

For the transition period from                      to

Commission File Number  33-38511

             Southwest Developmental Drilling Fund 91-A, L.P.
                 Exact name of registrant as specified in
                     its limited partnership agreement

Delaware                                                    75-2387814
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

407 N. Big Spring, Suite 300, Midland, Texas                  79701
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code (915) 686-9927

        Securities registered pursuant to Section 12(b) of the Act:

                                   None

        Securities registered pursuant to Section 12(g) of the Act:

                   limited and general partner interests

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:     Yes   x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [x]

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

The total number of pages contained in this report is 39.  There is no exhibit index.

PAGE

                             Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 8

 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 8

                                  Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . 9

 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .10

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . .11

 8.  Financial Statements and Supplementary Data . . . . . . . . . . . .18

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure. . . . . . . . . . . . . . .32

                                 Part III

10.  Directors and Executive Officers of the Registrant. . . . . . . . .33

11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .36

12.  Security Ownership of Certain Beneficial Owners and
     Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

13.  Certain Relationships and Related Transactions. . . . . . . . . . .37

                                  Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .38

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .39

                                  Part I

Item 1.   Business

General
Southwest Developmental Drilling Fund 91-A, L.P. (the "Partnership" or "Registrant") was organized as a Delaware limited partnership on January 7, 1991. The offering of limited and general partner interests began September 17, 1991 as part of a shelf offering registered under the name Southwest Developmental Drilling Program 1991-92, reached minimum capital requirements on April 22, 1992 and concluded April 30, 1992. The Partnership has no subsidiaries.

The Partnership has expended its capital and acquired leasehold interests and completed drilling operations. The Partnership has produced and marketed the crude oil and natural gas produced from such properties.

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General Partner") and its staff of 245 individuals, together with certain independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. The Partnership has no employees.

Principal Products, Marketing and Distribution
The Partnership has acquired leasehold interests and drilled oil and gas properties located in Texas and New Mexico. All activities of the Partnership are confined to the continental United States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.

The revenues generated from the Partnership's oil and gas activities are dependent upon the current market for oil and gas. The prices received by the Partnership for its oil and gas production depend upon numerous factors beyond the Partnership's control, including competition, economic, political and regulatory developments and competitive energy sources, and make it particularly difficult to estimate future prices of oil and natural gas.

The recent strength in the price of crude oil reflects a continued growth in demand for energy. The worldwide demand for oil continues to grow. The United States dependence on foreign oil reached a record 51% in 1996. The supply of oil is not keeping up with the demand on either a domestic or worldwide economic basis. Oil production in the United States fell for the fifth straight year, dropping 1.8% to 6.45 million barrels per day in 1996. At the same time, economic recovery in the world economy continues to apply upward pressure on demand. Current oil consumption of over 70 million barrels per day is growing on an annual basis. This is especially acute in the lesser developed countries as they move toward industrialization. Supply and demand for oil has moved very close to being in balance. The lack of excess capacity in the oil markets has helped push oil prices into the mid-20's during 1996.

For the last several years, the natural gas industry in the United States has been affected generally by a surplus in available natural gas and enhanced delivery capability causing a general deterioration in natural gas prices.
In 1996, natural gas prices recovered significantly after having been adversely affected for many years by the chronic oversupply. A colder than normal 1995 and 1996 winter for most of the nation and a cold start for the 1996 and 1997 heating season has increased demand, while supplies have declined creating a guarded optimism within the industry in regards to the 1997 gas price. January 1997's gas price is the highest the industry has seen since deregulation in 1985.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1996          82%          18%
                    1995          84%          16%
                    1994          87%          13%

As the table indicates, the majority of the Partnership's revenue is from its oil production; therefore, Partnership revenues will be highly dependent upon the future prices and demands for oil.

Seasonality of Business
Although the demand for natural gas is highly seasonal, with higher demand in the colder winter months and in very hot summer months, the Partnership has been able to sell all of its natural gas, either through contracts in place or on the spot market at the then prevailing spot market price. As a result, the volumes sold by the Partnership have not fluctuated materially with the change of season.

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 1996: Navajo Refining Company, Inc. 48%, Scurlock Permian Corporation 34% and Aquila Southwest Pipeline Corporation 12%. Two purchasers accounted for 85% of the Partnership's total oil and gas production during 1995: Navajo Refining Company and Scurlock Permian Corporation accounted for 59% and 26%, respectively. Two purchasers accounted for 86% of the Partnership's total oil and gas production during 1994: Navajo Refining Company and Scurlock Permian Corporation accounted for 61% and 25%, respectively. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

Competition
Because the Partnership has utilized all of its funds available for the acquisition of interests in producing oil and gas properties or drilling operations, it is not subject to competition from other oil and gas property purchasers. See Item 2, Properties.

Factors that may adversely affect the Partnership include delays in completing arrangements for the sale of production, availability of a market for production, rising operating costs of producing oil and gas and complying with applicable water and air pollution control statutes, increasing costs and difficulties of transportation, and marketing of competitive fuels. Moreover, domestic oil and gas must compete with imported oil and gas and with coal, atomic energy, hydroelectric power and other forms of energy.

Oil and Gas Production - The production and sale of oil and gas is subject to federal and state governmental regulation in several respects, such as existing price controls on natural gas and possible price controls on crude oil, regulation of oil and gas production by state and local governmental agencies, pollution and environmental controls and various other direct and indirect regulation. Many jurisdictions have periodically imposed limitations on oil and gas production by restricting the rate of flow for oil and gas wells below their actual capacity to produce and by imposing acreage limitations for the drilling of wells. The federal government has the power to permit increases in the amount of oil imported from other countries and to impose pollution control measures.

Various aspects of the Partnership's oil and gas activities are regulated by administrative agencies under statutory provisions of the states where such activities are conducted and by certain agencies of the federal government for operations on Federal leases. Moreover, certain prices at which the Partnership may sell its natural gas production are controlled by the Natural Gas Policy Act of 1978, the Natural Gas Wellhead Decontrol Act of 1989 and the regulations promulgated by the Federal Energy Regulatory Commission.

Environmental - The Partnership's oil and gas activities are subject to extensive federal, state and local laws and regulations governing the generation, storage, handling, emission, transportation and discharge of materials into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations carry substantial penalties. This regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. The Managing General Partner is unable to predict what, if any, effect compliance will have on the Partnership.

Industry Regulations and Guidelines - Certain industry regulations and guidelines apply to the registration, qualification and operation of oil and gas programs in the form of limited partnerships. The Partnership is subject to these guidelines which regulate and restrict transactions between the Managing General Partner and the Partnership. The Partnership complies with these guidelines and the Managing General Partner does not anticipate that continued compliance will have a material adverse effect on Partnership operations.

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landsmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1996 there were 245 individuals directly employed by the Managing General Partner in various capacities.

Item 2.   Properties

In determining whether an interest in a particular property was to be acquired, the Managing General Partner considered such criteria as estimated oil and gas reserves, estimated drilling costs, estimated cash flow from the sale of production, present and future prices of oil and gas, the extent of undeveloped and unproved reserves, the potential for secondary, tertiary and other enhanced recovery projects and the availability of markets.

As of December 31, 1996, the Partnership possessed an interest in oil and gas properties located in Eddy County of New Mexico and Ward County of Texas. These properties consist of various interests in 3 wells.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1996, 1995 and 1994.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                          Date
                       Purchased       No. of         Proved Reserves*
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Carson E #1           6/92                1         11,122         16,938
Ward County,          90%
Texas                 working
                      interest

Carson F #1           6/92                1         30,860         74,064
Ward County,          89%
Texas                 working
                      interest

Dagger Draw A #1      11/92               1         31,781         50,439
Eddy County,          45%
New Mexico            working
                      interest

*The reserve estimates were prepared as of January 1, 1997, by Donald R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operation conditions, price and costs, as of the date the estimation is made. Prices may include consideration of changes in existing price provided only by contractual arrangements, but not on escalations based upon future conditions.

An oil price of $25.38 per barrel was used in the preparation of the reserve report as of January 1, 1997. The West Texas Intermediate posted price at December 31, 1996 of $24.25 was used as the beginning basis for the oil price. Oil price adjustments from $24.25 per barrel were made in the individual evaluations to allow for the average difference between recent prices actually received (current prices) and the West Texas Intermediate posted price on the sales date. This effectively adjusts for temperature, gravity, transportation and impurities on an individual property basis to arrive at a fair value for the selling price.

A gas price of $4.18 per mcf was used in the preparation of the reserve report as of January 1, 1997. The El Paso Permian Basin Index posted price at December 31, 1996 of $3.59 was used as the beginning basis for the gas price. Gas price adjustments from $3.59 per mcf were made in the individual evaluations to allow for the average difference between recent prices actually received (current prices) and the El Paso Permian Basin Index posted price on the sales date. This effectively adjusts for temperature, gravity, transportation and impurities on an individual property basis to arrive at a fair value for the selling price.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1996.

The evaluation of oil and gas properties is not an exact science and inevitably involves a significant degree of uncertainty, particularly with respect to the quantity of oil or gas that any given property is capable of producing. Estimates of oil and gas reserves are based on available geological and engineering data, the extent and quality of which may vary in each case and, in certain instances, may prove to be inaccurate. Consequently, properties may be depleted more rapidly than the geological and engineering data have indicated. Unanticipated depletion, if it occurs, will result in lower reserves than previously estimated; thus an ultimately lower return for the Partnership. Basic changes in past reserve estimates occur annually. As new data is gathered during the subsequent year, the engineer must revise his earlier estimates. A year of new information, which is pertinent to the estimation of future recoverable volumes, is available during the subsequent year evaluation. In applying industry standards and procedures, the new data may cause the previous estimates to be revised.
This revision may increase or decrease the earlier estimated volumes. Pertinent information gathered during the year may include actual production and decline rates, production from offset wells drilled to the same geologic formation, increased or decreased water production, workovers, and changes in lifting costs, among others. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

The Partnership has reserves which are classified as proved developed producing, proved developed non-producing and proved undeveloped. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves.

Item 3.   Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1996 through the solicitation of proxies or otherwise.

                                  Part II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Market Information
Investor partner interests, or units, in the Partnership were initially offered and sold for a price of $1,000. Investor partner units are not traded on any exchange and there is no public or organized trading market for them. Further, a transferee may not become a substitute limited or general partner without the consent of the Managing General Partner.

Each Additional General Partner interest, whom elected at the time of subscription into the Partnership, has been converted into a limited partner effective January 1, 1994.

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 1996, 1995 and 1994, no limited partner units were purchased by the Managing General Partner.

Number of Limited and General Partner Interest Holders
As of December 31, 1996, there were 98 holders of limited partner units and no holders of general partner units in the Partnership.

Distributions
Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a monthly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's drilling activities, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, including, but not limited to drilling cost overruns, as determined in the sole discretion of the Managing General Partner."

During 1996, twelve monthly distributions were made totaling $253,000, with $225,170 distributed to the investor partners and $27,830 to the Managing General Partner. For the year ended December 31, 1996, distributions of $196.74 per investor partner unit were made, based upon 1,144.5 investor partner units outstanding. For the period ended December 31, 1995, twelve monthly distributions were made totaling $111,000 with $98,790 distributed to the investor partners and $12,210 to the Managing General Partner. For the period ended December 31, 1995, distributions of $86.32 per investor partner unit were made, based upon 1,144.5 investor partner units outstanding. For the period ended December 31, 1994, twelve monthly distributions were made totaling $178,000 with $158,420 distributed to the investor partners and $19,580 to the Managing General Partner. For the period ended December 31, 1994, distributions of $138.42 per investor partner unit were made, based upon 1,144.5 investor partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 1996, 1995, 1994, 1993 and the period from April 22, 1992, date of inception, through December 31, 1992 should be read in conjunction with the financial statements included in Item 8:

                                                                Period from
                                                                 April 22,
                                                                  through
                             Years ended December 31,          December 31,
                    ------------------------------------------  -----------
                        1996       1995       1994      1993       1992
                        ----       ----       ----      ----       ----
Revenues            $  480,994    276,584    383,345   351,073    160,884

Net income (loss)      241,841     40,828     98,047  (321,798)    64,978

Partners' share of
 net income (loss):

  Managing General
   Partner              33,829     14,247     23,841    20,224     10,827

  Investor partners    208,012     26,581     74,206  (342,022)    54,151

Investor partners'
 net income (loss)
  per unit              181.75      23.22      64.84   (298.84)     47.31

Investor partners'
 cash distributions
  per unit              196.74      86.32     138.42    137.42      62.74

Total assets        $  362,743    373,960    447,164   524,552  1,269,373

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Southwest Developmental Drilling Fund 91-A, L.P. was organized as a Delaware limited partnership on January 7, 1991. The offering of limited and general partner interests began on September 17, 1991 as part of a shelf offering registered under the name Southwest Developmental Drilling Program 1991-92. Minimum capital requirements for the Partnership were met on April 22, 1992, with the offering of limited and general partner interests concluding on April 30, 1992, with total investor partner contributions of $1,144,500. The Managing General Partner made a contribution to the capital of the Partnership at the conclusion of its offering period in an amount equal to 1% of its net capital contributions. The Managing General Partner contribution was $9,800. Total capital contributions were $1,154,300.

The Partnership was formed to engage primarily in the business of drilling developmental and exploratory wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. Net revenues will not be reinvested in other revenue producing assets except to the extent that performance of remedial work is needed to improve a well's producing capabilities. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

Based on current conditions, management anticipates performing workovers during 1997 to enhance production. The Partnership could possibly experience the following changes; an increase during 1997 and 1998, with a decrease in 1999 and thereafter, a normal decline.

Results of Operations

A.   General Comparison of the Year Ended December 31, 1996 and 1995

The following table provides certain information regarding performance factors for the years ended December 31, 1996 and 1995:

                                               Year Ended       Percentage
                                               December 31,      Increase
                                             1996       1995    (Decrease)
                                             ----       ----    ----------

Average price per barrel of oil         $     20.88      17.63     18%
Average price per mcf of gas            $      2.40       1.90     26%
Oil production in barrels                    18,700     13,200     42%
Gas production in mcf                        36,800     22,900     61%
Gross oil and gas revenue               $   478,785    275,628     74%
Net oil and gas revenue                 $   323,905    147,505    120%
Partnership distributions               $   253,000    111,000    128%
Investor partner distributions          $   225,170     98,790    128%
Per unit distribution to
 investor partners                      $    196.74      86.32    128%
Number of investor partner units           1,144.50   1,144.50

Revenues

The Partnership's oil and gas revenues increased to $478,785 from $275,628 for the years ended December 31, 1996 and 1995, respectively, an increase of 74%. The principal factors affecting the comparison of the years ended December 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1996 as compared to the year ended December 31, 1995 by 18%, or $3.25 per barrel, resulting in an increase of approximately $42,900 in revenues. Oil sales represented 82% of total oil and gas sales during the year ended December 31, 1996 as compared to 84% during the year ended December 31, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 26%, or $.50 per mcf, resulting in an increase of approximately $11,500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $54,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 5,500 barrels or 42% during the year ended December 31, 1996 as compared to the year ended December 31, 1995, resulting in an increase of approximately $114,800 in revenues.

    Gas production increased approximately 13,900 mcf or 61% during the same period, resulting in an increase of approximately $33,400 in revenues.

    The total increase in revenues due to the change in production is approximately $148,200. The increase is primarily a result of a successful workover in 1996.

Costs and Expenses

Total costs and expenses increased to $239,153 from $235,756 for the years ended December 31, 1996 and 1995, respectively, an increase of 1%. The increase is the result of higher lease operating costs, offset by a decrease in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 21% higher, or approximately $26,800 more during the year ended December 31, 1996 as compared to the year ended December 31, 1995. The increase is a result of workover costs incurred in 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $400 during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

3. Depletion expense decreased to $58,000 for the year ended December 31, 1996 from $81,000 for the same period in 1995. This represents a decrease of 28%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $36,000 as of December 31, 1995.

B.  General Comparison of the Year Ended December 31, 1995 and 1994

The following table provides certain information regarding performance factors for the years ended December 31, 1995 and 1994:

                                               Year Ended       Percentage
                                               December 31,      Increase
                                             1995       1994    (Decrease)
                                             ----       ----    ----------

Average price per barrel of oil         $     17.63      16.39     8%
Average price per mcf of gas            $      1.90       1.77     7%
Oil production in barrels                    13,200     20,200   (35%)
Gas production in mcf                        22,900     28,800   (20%)
Gross oil and gas revenue               $   275,628    382,288   (28%)
Net oil and gas revenue                 $   147,505    237,192   (38%)
Partnership distributions               $   111,000    178,000   (38%)
Investor partner distributions          $    98,790    158,420   (38%)
Per unit distribution to
 investor partners                      $     86.32     138.42   (38%)
Number of investor partner units            1,144.5    1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $275,628 from $382,288 for the years ended December 31, 1995 and 1994, respectively, a decrease of 28%. The principal factors affecting the comparison of the year ended December 31, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1995 as compared to the year ended December 31, 1994 by 8%, or $1.24 per barrel, resulting in an increase of approximately $25,000 in revenue. Oil sales represented 84% of total oil and gas sales during the year ended December 31, 1995 as compared to 87% during the year ended December 31, 1994.

     The average price for an mcf of gas received by the Partnership increased during the same period by 7%, or $.13 per mcf, resulting in an increase of approximately $3,700 in revenue.

     The total increase in revenue due to the change in prices received from oil and gas production is approximately $28,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 7,000 barrels or 35% during the year ended December 31, 1995 as compared to the year ended December 31, 1994, resulting in a decrease of approximately $123,400 in revenue.

     Gas production decreased approximately 5,900 mcf or 20% during the same period, resulting in a decrease of approximately $11,200 in revenue.

     The total decrease in revenue due to the change in production is approximately $134,600. The decrease is a result of downtime due to mechanical problems in 1995.

Costs and Expenses

Total costs and expenses decreased to approximately $235,756 from approximately $285,298 for the years ended December 31, 1995 and 1994, respectively, a decrease of 17%. The decline is the result of a decrease in lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes, were 12% lower, or approximately $17,000 less during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

2. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 12% or approximately $2,600 during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

3. Depletion expense decreased to $81,000 for the year ended December 31, 1995 from $111,000 for the same period in 1994. This represents a decrease of 27%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decrease in production for the year ended December 31, 1995 as compared to the same period for 1994. Depletion reflected a comparable decline.

C.   Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 1996, 1995 and 1994 was $241,841, $40,828 and $98,047, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 1996, 1995 and 1994 was $307,533, $129,520 and $216,739,
respectively. Correspondingly, Partnership distributions for the years ended December 31, 1996, 1995 and 1994 were $253,000, $111,000 and $178,000, respectively. These differences are indicative of the changes in oil and gas price prices, production and property during 1996, 1995 and 1994.

The sources for the 1996 distributions of $253,000 were oil and gas operations of approximately $274,600, offset additions to oil and gas properties of approximately $200, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1995 distributions of $111,000 were operating activities of approximately $149,400 and property sales of approximately $1,700, offset by additions to oil and gas property of approximately $6,100, resulting in excess cash for contingencies or subsequent distributions. The source for the 1994 distributions of $178,000 was operating activities of approximately $203,500, offset by additions to oil and gas properties of approximately $11,100, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 1996 were $253,000 of which $225,170 was distributed to the investor partners and $27,830 to the Managing General Partner. The per unit distribution to investor partners during the same period was $196.74. Total distributions during the year ended December 31, 1995 were $111,000 of which $98,790 was distributed to the investor partners and $12,210 to the Managing General Partner. The per unit distribution to investor partners during the same period was $86.32. Total distributions during the year ended December 31, 1994 were $178,000 of which $158,420 was distributed to the investor partners and $19,580 to the Managing General Partner. The per unit distribution to investor partners during the same period was $138.42.

Since inception of the Partnership, cumulative monthly cash distributions of $797,240 have been made to the partners. As of December 31, 1996, $711,455 or $621.63 per investor partner unit, has been distributed to the investor partners, representing a 62% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from oil and gas properties. The Partnership anticipates the primary source of cash to continue being from the oil and gas operations.

Cash flows provided by operating activities were approximately $274,600 in 1996 compared to approximately $149,400 in 1995 and approximately $203,500 in 1994. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used by investing activities were approximately $200 in 1996 compared to approximately $4,400 in 1995 and approximately $11,100 in 1994. The principal use of the 1996 cash flow from investing activities was additions to oil and gas properties.

Cash flows used in financing activities were approximately $253,100 in 1996 compared to approximately $110,900 in 1995 and approximately $178,000 in 1994. The only use in the 1996 financing activities was the distributions to partners.

As of December 31, 1996, the Partnership had approximately $133,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Item 8.   Financial Statements and Supplementary Data

                       Index to Financial Statements

                                                                       Page

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . .19

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . .21

Statement of Changes in Partners' Equity . . . . . . . . . . . . . . . .22

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .23

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .25

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Developmental Drilling
 Fund 91-A, L.P.
Midland, Texas

We have audited the accompanying balance sheets of Southwest Developmental Drilling Fund 91-A, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Developmental Drilling Fund 91-A, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                        A Tennessee Registered Limited Liability Partnership


Chattanooga, Tennessee
March 14, 1997

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1996 and 1995

                                                       1996       1995
                                                       ----       ----
  Assets

Current assets:
 Cash and cash equivalents                        $     72,991      51,601
 Receivable from Managing
  General Partner                                       60,583      27,699
                                                     ---------   ---------
    Total current assets                               133,574      79,300
                                                     ---------   ---------
Oil and gas properties - using the
 full-cost method of accounting                      1,020,246   1,020,045
  Less accumulated depreciation,
   depletion and amortization                          793,000     735,000
                                                     ---------   ---------
    Net oil and gas properties                         227,246     285,045
                                                     ---------   ---------
Organization costs, net of
 amortization of $36,537 and
  $28,845 for 1996 and 1995                              1,923       9,615
                                                     ---------   ---------
                                                  $    362,743     373,960
                                                     =========   =========
  Liabilities and Partners' Equity

Current liability - Distribution payable          $       -             58
                                                     ---------   ---------
Partners' equity:
 Managing General Partner                               26,983      20,984
 Investor partners                                     335,760     352,918
                                                     ---------   ---------
    Total partners' equity                             362,743     373,902
                                                     ---------   ---------
                                                  $    362,743     373,960
                                                     =========   =========









                  The accompanying notes are an integral
                    part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
           For the years ended December 31, 1996, 1995 and 1994


                                               1996      1995      1994
                                               ----      ----      ----

    Revenues

Oil and gas sales                          $  478,785   275,628   382,288
Interest income from operations                 2,209       956     1,057
                                              -------   -------   -------
                                              480,994   276,584   383,345
                                              -------   -------   -------
    Expenses

Production                                    154,880   128,123   145,096
General and administrative                     18,581    18,941    21,510
Depreciation, depletion and
 amortization                                  65,692    88,692   118,692
                                              -------   -------   -------
                                              239,153   235,756   285,298
                                              -------   -------   -------
Net income                                 $  241,841    40,828    98,047
                                              =======   =======   =======
Net income allocated to:

  Managing General Partner                 $   33,829    14,247    23,841
                                              =======   =======   =======
  Investor partners                        $  208,012    26,581    74,206
                                              =======   =======   =======
    Per investor partner unit              $   181.75     23.22     64.84
                                              =======   =======   =======















                  The accompanying notes are an integral
                    part of these financial statements.

Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
           For the years ended December 31, 1996, 1995 and 1994


                                          Managing
                                          General     Investor
                                          Partner     Partners     Total
                                          -------     --------     -----

Balance at December 31, 1993           $  14,686      509,341     524,027

  Net income                              23,841       74,206      98,047

  Distributions                          (19,580)    (158,420)   (178,000)
                                         -------     --------    --------
Balance at December 31, 1994              18,947      425,127     444,074

  Net income                              14,247       26,581      40,828

  Distributions                          (12,210)     (98,790)   (111,000)
                                         -------     --------    --------
Balance at December 31, 1995              20,984      352,918     373,902

  Net income                              33,829      208,012     241,841

  Distributions                          (27,830)    (225,170)   (253,000)
                                         -------     --------    --------
Balance at December 31, 1996           $  26,983      335,760     362,743
                                         =======     ========    ========



















                  The accompanying notes are an integral
                    part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
           For the years ended December 31, 1996, 1995 and 1994


                                              1996       1995       1994
                                              ----       ----       ----

Cash flows from operating
 activities:

  Cash received from oil and
   gas sales                             $  447,823    300,039    365,286
  Cash paid to suppliers                   (175,383)  (151,593)  (162,852)
  Interest received                           2,209        956      1,057
                                           --------   --------   --------
    Net cash provided by operating
     activities                             274,649    149,402    203,491
                                           --------   --------   --------
Cash flows from investing activities:

  Additions to oil and gas properties          (201)    (6,105)   (11,076)
  Sale of oil and gas properties                 -       1,659         -
                                           --------   --------   --------
    Net cash used in investing
     activities                                (201)    (4,446)   (11,076)
                                           --------   --------   --------
Cash flows used in financing activities:

  Distributions to partners                (253,058)  (110,942)  (178,000)
                                           --------   --------   --------
Net increase in cash and
 cash equivalents                            21,390     34,014     14,415

  Beginning of period                        51,601     17,587      3,172
                                           --------   --------   --------
  End of period                          $   72,991     51,601     17,587
                                           ========   ========   ========

                                                               (continued)









                  The accompanying notes are an integral
                    part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
Statements of Cash Flows, continued
               Years ended December 31, 1996, 1995 and 1994


                                              1996       1995       1994
                                              ----       ----       ----

Reconciliation of net income
 to net cash provided by
  operating activities:

Net income                               $  241,841     40,828     98,047

Adjustments to reconcile net
 income to net cash provided
  by operating activities:

  Depreciation, depletion and
   amortization                              65,692     88,692    118,692
  (Increase) decrease in receivables        (30,962)    24,411    (17,002)
  Increase (decrease) in payables            (1,922)    (4,529)     3,754
                                            -------    -------    -------
Net cash provided by operating
 activities                              $  274,649    149,402    203,491
                                            =======    =======    =======























                  The accompanying notes are an integral
                    part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


1.   Summary of Significant Accounting Policies

     Oil and Gas Properties
     Oil and gas properties are accounted for at cost under the full-cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are involved.

     The Partnership's policy for depreciation, depletion and amortization of oil and gas properties is computed under the units of revenue method. Under the units of revenue method, depreciation, depletion and amortization is computed on the basis of current gross revenues from production in relation to future gross revenues, based on current prices, from estimated production of proved oil and gas reserves.

     Under the units of revenue method, the Partnership computes the provision by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing (a) oil and gas revenues during the period by (b) the total future gross oil and gas revenues as estimated by the Partnership's independent petroleum consultants. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be changed significantly in the near term due to the potential fluctuation of oil and gas prices or production. The depletion estimate would also be affected by this change.

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1996, 1995 and 1994 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

     Estimates and Uncertainties
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Organization Costs
     Organization costs are stated at cost and are amortized over sixty months using the straight-line method.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


     Syndication Costs
     Syndication costs are accounted for as a reduction of partnership equity.

     Environmental Costs
     The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Costs which improve a property as compared with the condition of the property when originally constructed or acquired and costs which prevent future environmental contamination are capitalized. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1996, 1995 and 1994, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 1996 and 1995 is $139,909 and $161,712, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


     Number of Investor Partner Units
     As of December 31, 1996, 1995 and 1994, there were 1,144.5 investor partner units outstanding.

2.   Organization
     Southwest Developmental Drilling Fund 91-A, L.P. was organized under the laws of the state of Delaware on January 7, 1991 for the purpose of drilling developmental and exploratory wells and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:

                                                     Managing
                                                     General      Investor
                                                     Partner      Partners
                                                     --------     --------

     Interest income on capital contributions           -           100%
     Oil and gas sales*                                11%           89%
     All other revenues*                               11%           89%
     Organization and offering costs (1)                -           100%
     Syndication costs                                  -           100%
     Amortization of organization costs                 -           100%
     Lease acquisition costs                            1%           99%
     Gain/loss on property disposition*                11%           89%
     Operating and administrative costs*(2)            11%           89%
     Depreciation, depletion and amortization
      of oil and gas properties                         -           100%
     Intangible drilling and development costs          -           100%
     All other costs*                                  11%           89%

     *After the Investor Partners have received distributions totalling 150% of their capital contributions, the allocation will change to 15% Managing General Partner and 85% Investor Partners.

(1) All organization costs in excess of 4% of initial capital contributions will be paid by the Managing General Partner and will be treated as a capital contribution. The Partnership paid the Managing General Partner an amount equal to 4% of initial capital contributions for such organization costs.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


2.   Organization - continued
     (2) Administrative costs in any year which exceed 2% of capital contributions shall be paid by the Managing General Partner and will be treated as a capital contribution.

3.   Oil and Gas Properties
     Costs incurred in connection with the Partnership's oil and gas producing activities for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                 1996     1995      1994
                                                 ----     ----      ----

     Development costs                       $     201     6,105    11,076
                                                ======    ======   =======
     Depreciation, depletion and
      amortization                           $  58,000    81,000   111,000
                                                ======    ======   =======

     Capitalized costs of unproved properties as of December 31, 1994 were $38.

4.   Commitments and Contingent Liabilities
     The Partnership is subject to various federal, state and local environmental laws and regulations which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

     As of December 31, 1996, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $13,000, $11,000 and $11,200 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $6,600, $5,000 and $10,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $12,000 during 1996, 1995 and 1994 for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $60,583 and $27,699 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1996 and 1995, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $20, $200 and $400 for the years ended December 31, 1996, 1995 and 1994, respectively.

6.   Major Customers and Significant Leases
     During 1996, three customers purchased 48%, 34% and 12% of the Partnership's oil and gas production. During 1995, two customers purchased 59% and 26% of the Partnership's oil and gas production. During 1994, two customers purchased 61% and 25% of the Partnership's oil and gas production.

     During 1996, two leases accounted for 54% and 36% of the Partnership's gross revenue. During 1995, two leases accounted for 23% and 65% of the Partnership's gross revenues.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped
      reserves -

     January 1, 1994                                 72,000      110,000

       Revision of estimates in place                13,000       29,000
       Production                                   (20,000)     (29,000)
                                                    -------      -------
     December 31, 1994                               65,000      110,000

       Revision of estimates in place                (8,000)      11,000
       Production                                   (13,000)     (23,000)
                                                    -------      -------
     December 31, 1995                               44,000       98,000

       Revisions of estimates in place               49,000       80,000
       Production                                   (19,000)     (37,000)
                                                    -------      -------
     December 31, 1996                               74,000      141,000
                                                    =======      =======
     Proved developed reserves -

     December 31, 1994                               65,000      110,000
                                                    =======      =======
     December 31, 1995                               44,000       98,000
                                                    =======      =======
     December 31, 1996                               66,000      129,000
                                                    =======      =======

     All of the Partnership's reserves are located within the continental United States.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1996, 1995 and 1994 is presented below:

                                             1996       1995        1994

     Future cash inflows                $  2,464,000  1,144,000  1,249,000
     Production and development costs        983,000    664,000    533,000
                                           ---------  ---------  ---------
     Future net cash flows                 1,481,000    480,000    716,000
     10% annual discount for estimated
      timing of cash flows                   357,000    100,000    133,000
                                           ---------  ---------  ---------
     Standardized measure of discounted
      future net cash flows             $  1,124,000    380,000    583,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                             1996       1995        1994

     Sales of oil and gas produced,
      net of production costs           $  (403,000)  (211,000)  (243,000)
     Changes in price                       290,000    201,000    195,000
     Revisions to estimated
      production costs                       47,000      2,000     16,000
     Revisions of previous
      quantities estimates                  767,000   (244,000)   110,000
     Accretion of discount                   43,000     49,000     43,000
     Discounted future net
      cash flows -
       Beginning of year                    380,000    583,000    462,000
                                          ---------   --------   --------
       End of year                      $ 1,124,000    380,000    583,000
                                          =========   ========   ========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

Management of the Partnership is provided by Southwest Royalties, Inc., as Managing General Partner. The names, ages, offices, positions and length of service of the directors and executive officers of Southwest Royalties, Inc. are set forth below. Each director and executive officer serves for a term of one year. The present directors of the Managing General Partner have served in their capacity since the Company's formation in 1983.

        Name                Age                      Position
--------------------        ---         -------------------------------------
H. H. Wommack, III          41          Chairman of the Board, President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              41          Secretary and Director

Bill E. Coggin              42          Vice President and Chief Financial
                                        Officer

Richard E. Masterson        43          Vice President, Exploration and
                                        Acquisitions

Jon P. Tate                 39          Vice President, Land and Assistant
                                        Secretary

Joel D. Talley              35          Vice President, Acquisitions and
                                        Exploitation Manager

R. Douglas Keathley         41          Vice President, Operations

H. H. Wommack, III, is Chairman of the Board, President, Chief Executive Officer, Treasurer, principal stockholder and a director of the Managing General Partner, and has served as its President since the Company's organization in August, 1983. Prior to the formation of the Company, Mr. Wommack was a self-employed independent oil producer engaged in the purchase and sale of royalty and working interests in oil and gas leases, and the drilling of exploratory and developmental oil and gas wells. Mr. Wommack holds a J.D. degree from the University of Texas from which he graduated in 1980, and a B.A. from the University of North Carolina in 1977.

H. Allen Corey, a founder of the Managing General Partner, has served as the Managing General Partner's secretary and a director since its inception. Mr. Corey is President of Trolley Barn Brewery, Inc., a brew pub restaurant chain based in the Southeast. Prior to his involvement with Trolley Barn, Mr. Corey was a partner at the law firm of Miller & Martin in Chattanooga, Tennessee. He is currently of counsel to the law firm of Baker, Donelson, Bearman & Caldwell, with the offices in Chattanooga, Tennessee. Mr. Corey received a J.D. degree from the Vanderbilt University Law School and B.A. degree from the University of North Carolina at Chapel Hill.

Bill E. Coggin, Vice President and Chief Financial Officer, has been with the Managing General Partner since 1985. Mr. Coggin was Controller for Rod Ric Corporation of Midland, Texas, an oil and gas drilling company, during the latter part of 1984. He was Controller for C.F. Lawrence & Associates, Inc., an independent oil and gas operator also of Midland, Texas during the early part of 1984. Mr. Coggin taught public school for four years prior to his business experience. Mr. Coggin received a B.S. in Education and a B.B.A. in Accounting from Angelo State University.

Richard E. Masterson, Vice President, Exploration and Acquisitions, first became associated with the Managing General Partner as a geological consultant in 1985. He was employed as a petroleum geologist by Grand Banks Energy (1980-1985), Monsanto (1977-1980) and Texaco, Inc. (1974-1976) prior to joining the Managing General Partner. Mr. Masterson is a member of the Society of Economic Paleontologists and Mineralogists and the West Texas Geological Society. Mr. Masterson received his B.A. degree in Geology from Trinity University.

Jon P. Tate, Vice President, Land and Assistant Secretary, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and received his B.B.S. degree from Hardin-Simmons University.

Joel D. Talley, Vice President, Acquisitions and Exploitation Manager, assumed his responsibilities with the Managing General Partner on July 15, 1996. Prior to joining the Managing General Partner, Mr. Talley was employed for four (4) years by Merit Energy Company as Acquisitions Manager and then as Region Manager over West Texas, New Mexico and Wyoming (1992-1996) and eight (8) years by ARCO Oil & Gas Company in various engineering positions (1984-1992). Mr. Talley received his B.S. in Mechanical Engineering in 1984 from Texas A&M University.

R. Douglas Keathley, Vice President, Operations, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 44, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 47, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 30, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 55, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 40, assumed her position with the Managing General Partner in April, 1989. Prior to joining the Managing General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Vice President, Marketing - Steve J. Person, age 38, joined the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

Investor Relations Manager - Sandra K. Flournoy, age 50, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

In certain instances, the Managing General Partner will engage professional petroleum consultants and other independent contractors, including engineers and geologists in connection with property acquisitions, geological and geophysical analysis, and reservoir engineering. The Managing General Partner believes that, in addition to its own "in-house" staff, the utilization of such consultants and independent contractors in specific instances and on an "as-needed" basis allows for greater flexibility and greater opportunity to perform its oil and gas activities more economically and effectively.

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $12,000 during 1996, 1995 and 1994 as an annual administrative fee for reimbursement of indirect general and administrative costs.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns an 11 percent interest as a Managing General Partner.

No officer or director of the Managing General Partner owns Units in the Partnership. There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 1996, the Managing General Partner received $12,000 as an administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $13,000 for administrative overhead attributable to operating such properties during 1996.

Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $6,600 for the period ended December 31, 1996.

The law firm of Miller & Martin, of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Miller & Martin provided services totaling approximately $20 during the year ended December 31, 1996, which constitutes an immaterial portion of that firm's business. Subsequent to December 31, 1996, the counsel to the Partnership, H. Allen Corey, became a partner in the law firm Baker, Donelson, Bearman & Caldwell.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                  Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Report of Independent Accountants
                  Balance Sheets
                  Statement of Operations
                  Statement of Changes in Partners' Equity
                  Statement of Cash Flows
                  Notes to Financial Statements

             (2) Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

             (3)  Exhibits:

                  4  (a)  Certificate of Limited Partnership of Southwest
                          Developmental Drilling Fund 91-A, L.P., dated January 9, 1991. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1991.)

                     (b) Agreement of Limited Partnership of Southwest Developmental Drilling Fund 91-A, L.P. dated January 9, 1991. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1991.)

                     (c) Second Amended and Restated Certificate of Limited Partnership of Southwest Developmental Drilling Fund 91-A. L.P., dated as of February 1, 1993. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1993.)

                     (d) Second Amended and Restated Certificate of Limited Partnership of Southwest Developmental Drilling Fund 91-A. L.P., dated as of January 12, 1994. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1993.)

                  27  Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the quarter ended December 31, 1996.

PAGE

                                Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Southwest Developmental Drilling Fund 91-A, L.P., a Delaware limited partnership


                          By:    Southwest Royalties, Inc., Managing
                                 General Partner


                          By:    /s/ H. H. Wommack, III
                                 -----------------------------
                                 H. H. Wommack, III, President


                          Date:  March 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


By:    /s/ H. H. Wommack, III
       -----------------------------------
       H. H. Wommack, III, Chairman of the
       Board, President, Chief Executive
       Officer, Treasurer and Director


Date:  March 26, 1997


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 26, 1997