Form 10-Q
period 1997-03-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 1997-05-15
CIK 871327

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997            1996
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and equivalents                         $     75,191         72,991
 Receivable from Managing General Partner           40,147         60,583
                                                 ---------      ---------
    Total current assets                           115,338        133,574
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,020,246      1,020,246
  Less accumulated depreciation,
   depletion and amortization                      804,000        793,000
                                                 ---------      ---------
    Net oil and gas properties                     216,246        227,246
                                                 ---------      ---------
Organization costs, net                               -             1,923
                                                 ---------      ---------
                                              $    331,584        362,743
                                                 =========      =========
  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                             $      3,900           -
 Distribution payable                                  110           -
                                                 ---------      ---------
    Total current liabilities                        4,010           -
                                                 ---------      ---------
Partners' equity:
 Managing General Partner                           24,536         26,983
 Investor partners                                 303,038        335,760
                                                 ---------      ---------
    Total partners' equity                         327,574        362,743
                                                 ---------      ---------
                                              $    331,584        362,743
                                                 =========      =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

  Revenues

Oil and gas                                         $    91,575     84,537
Interest                                                    715        411
                                                        -------    -------
                                                         92,290     84,948
                                                        -------    -------
  Expenses

Production                                               21,353     75,869
General and administrative                                8,683      8,670
Depreciation, depletion and amortization                 12,923     22,923
                                                        -------    -------
                                                         42,959    107,462
                                                        -------    -------
Net income (loss)                                   $    49,331    (22,514)
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $     6,848         45
                                                        =======    =======
 Investor partners                                  $    42,483    (22,559)
                                                        =======    =======
  Per investor partner unit                         $     37.12     (19.71)
                                                        =======    =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash received from oil and gas sales               $   114,305     84,180
 Cash paid to suppliers                                 (28,430)   (70,119)
 Interest received                                          715        411
                                                        -------    -------
  Net cash provided by operating activities              86,590     14,472
                                                        -------    -------
Cash flows used in investing activities:

 Additions to oil and gas properties                        -         (201)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                              (84,390)   (42,058)
                                                        -------    -------
Net increase (decrease) in cash and cash
 equivalents                                              2,200    (27,787)

 Beginning of period                                     72,991     51,601
                                                        -------    -------
 End of period                                      $    75,191     23,814
                                                        =======    =======

                                                                (continued)

             Southwest Developmental Drilling Fund 91-A, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income (loss) to
 net cash provided by operating activities:

Net income (loss)                                   $    49,331    (22,514)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               12,923     22,923
  (Increase) decrease in receivables                     22,730       (357)
  Increase in payables                                    1,606     14,420
                                                         ------    -------
Net cash provided by operating activities           $    86,590     14,472
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   23.11     19.00      22%
Average price per mcf of gas              $    2.00      2.09      (4%)
Oil production in barrels                     3,400     3,800     (11%)
Gas production in mcf                         6,500     6,100       7%
Gross oil and gas revenue                 $  91,575    84,537       8%
Net oil and gas revenue                   $  70,222     8,668     710%
Partnership distributions                 $  84,500    42,000     101%
Investor partner distributions            $  75,205    37,380     101%
Per unit distribution to investor
 partners                                 $   65,71     32.66     101%
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues increased to $91,575 from $84,537 for the quarters ended March 31, 1997 and 1996, respectively, an increase of 8%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 22%, or $4.11 per barrel, resulting in an increase of approximately $15,600 in revenues. Oil sales represented 86% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 85% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 4%, or $.09 per mcf, resulting in a decrease of approximately $500 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $15,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 11% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $9,200 in revenues.

    Gas production increased approximately 400 mcf or 7% during the same period, resulting in an increase of approximately $800 in revenues.

    The net total decrease in revenues due to the change in production is approximately $8,400.

Costs and Expenses

Total costs and expenses decreased to $42,959 from $107,462 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 60%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 72% lower, or approximately $54,500 less during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The decrease is primarily attributable to workover costs incurred on one lease during the first quarter of 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General
    Partner personnel costs.    General and administrative costs increased
    less than 1% or approximately $10 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

3. Depletion expense decreased to $11,000 for the quarter ended March 31, 1997 from $21,000 for the same period in 1996. This represents a decrease of 48%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decline of depletion expense between the comparative periods was the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $86,600 in the quarter ended March 31, 1997 as compared to approximately $14,500 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows used in investing activities in the quarter ended March 31, 1997 as compared to approximately $200 in the quarter ended March 31, 1996.

Cash flows used in financing activities were approximately $84,400 in the quarter ended March 31, 1997 as compared to approximately $42,100 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $84,500 of which $75,205 was distributed to the investor partners and $9,295 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 1997 was $65.71. Total distributions during the quarter ended March 31, 1996 were $42,000 of which $37,380 was distributed to the investor partners and $4,620 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 1996 was $32.66.

The source for the 1997 distributions of $84,500 was oil and gas operations of approximately $86,600, resulting in excess cash for contingencies or subsequent distributions. The source for the 1996 distributions of $42,000 was oil and gas operations of approximately $14,500, offset by the additions to oil and gas properties of approximately $200, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $881,740 have been made to the partners. As of March 31, 1997, $786,660 or $687.34 per investor partner unit has been distributed to the investor partners, representing a 69% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $111,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997