Form 10-Q
period 1997-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 1997-08-15
CIK 871327

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     42,389          72,991
 Receivable from Managing General Partner          31,649          60,583
                                                ---------       ---------
    Total current assets                           74,038         133,574
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,025,540       1,020,246
  Less accumulated depreciation,
   depletion and amortization                     814,000         793,000
                                                ---------       ---------
    Net oil and gas properties                    211,540         227,246
                                                ---------       ---------
Organization costs, net                                 -           1,923
                                                ---------       ---------
                                             $    285,578         362,743
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                            $        342               -
 Distribution payable                                 197               -
                                                ---------       ---------
    Total current liabilities                         539               -
                                                ---------       ---------
Partners' equity:
 Managing General Partner                          20,957          26,983
 Investor partners                                264,082         335,760
                                                ---------       ---------
    Total partners' equity                        285,039         362,743
                                                ---------       ---------
                                             $    285,578         362,743
                                                =========       =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Oil and gas                   $    77,543    150,986    169,118    235,523
Interest                              603        350      1,318        761
                                  -------    -------    -------    -------
                                   78,146    151,336    170,436    236,284
                                  -------    -------    -------    -------

  Expenses

Production                         27,688     29,914     49,041    105,783
General and administrative          3,494      3,676     12,176     12,346
Depreciation, depletion and
 amortization                      10,000     39,923     22,923     62,846
                                  -------    -------    -------    -------
                                   41,182     73,513     84,140    180,975
                                  -------    -------    -------    -------
Net income                    $    36,964     77,823     86,296     55,309
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     5,166     12,952     12,014     12,997
                                  =======    =======    =======    =======
 Investor partners            $    31,798     64,871     74,282     42,312
                                  =======    =======    =======    =======
  Per investor partner unit   $     27.78      56.68      64.90      36.97
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from oil and gas sales               $   199,088    209,193
 Cash paid to suppliers                                 (61,911)  (116,283)
 Interest received                                        1,318        761
                                                        -------   --------
  Net cash provided by operating activities             138,495     93,671
                                                        -------   --------
Cash flows used in investing activities:

 Additions of oil and gas properties                     (5,294)      (201)
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (163,803)  (108,058)
                                                        -------   --------
Net decrease in cash and cash equivalents               (30,602)   (14,588)

 Beginning of period                                     72,991     51,601
                                                        -------   --------
 End of period                                      $    42,389     37,013
                                                        =======   ========

                                                                (continued)

             Southwest Developmental Drilling Fund 91-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    86,296     55,309

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               22,923     62,846
  (Increase) decrease in receivables                     29,970    (26,330)
  Increase (decrease) in payables                          (694)     1,846
                                                        -------    -------
Net cash provided by operating activities           $   138,495     93,671
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.15     20.98        (9%)
Average price per mcf of gas             $    2.34      2.44        (4%)
Oil production in barrels                    3,500     5,700       (39%)
Gas production in mcf                        4,500    12,500       (64%)
Gross oil and gas revenue                $  77,543   150,986       (49%)
Net oil and gas revenue                  $  49,855   121,072       (59%)
Partnership distributions                $  79,500    66,000         20%
Investor partner distributions           $  70,755    58,740         20%
Per unit distribution to investor
 partners                                $   61.82     51.32         20%
Number of investor partner units           1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $77,543 from $150,986 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 49%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 9%, or $1.83 per barrel, resulting in a decrease of approximately $10,400 in revenues. Oil sales represented 86% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 80% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 4%, or $.10 per mcf, resulting in a decrease of approximately $1,300 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $11,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,200 barrels or 39% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $42,100 in revenues.

    Gas production decreased approximately 8,000 mcf or 64% during the same period, resulting in a decrease of approximately $18,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $60,800. The decline in production is primarily attributable to the expected sharp natural decline in production following a successful workover on one well and two wells experiencing downtime during 1997.

Costs and Expenses

Total costs and expenses decreased to $41,182 from $73,513 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 44%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 7% lower, or approximately $2,200 less during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $200 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

3. Depletion expense decreased to $10,000 for the quarter ended June 30, 1997 from $38,000 for the same period in 1996. This represents a decrease of 74%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decline in oil and gas revenues and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   21.10     20.19         5%
Average price per mcf of gas             $    2.14      2.32        (8%)
Oil production in barrels                    6,900     9,500       (27%)
Gas production in mcf                       11,000    18,500       (41%)
Gross oil and gas revenue                $ 169,118   235,523       (28%)
Net oil and gas revenue                  $ 120,077   129,740        (7%)
Partnership distributions                $ 164,000   108,000        52%
Investor partner distributions           $ 145,960    96,120        52%
Per unit distribution to investor
 partners                                $  127.53     83.98        52%
Number of investor partner units           1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $169,118 from $235,523 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 28%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 5%, or $.91 per barrel, resulting in an increase of approximately $8,600 in revenues. Oil sales represented 86% of total oil and gas sales during the six months ended June 30, 1997 as compared to 82% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 8%, or $.18 per mcf, resulting in a decrease of approximately $3,300 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $5,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,600 barrels or 27% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $54,900 in revenues.

    Gas production decreased approximately 7,500 mcf or 41% during the same period, resulting in a decrease of approximately $16,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $71,000. The decline in production is primarily attributable to the expected sharp natural decline in production following a successful workover on one well and two wells experiencing downtime during 1997.

Costs and Expenses

Total costs and expenses decreased to $84,140 from $180,975 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 54%. The decrease is primarily the result of lower lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 54% lower, or approximately $56,700 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease is primarily attributable to workover costs incurred on one lease during the first quarter of 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

3. Depletion expense decreased to $21,000 for the six months ended June 30, 1997 from $59,000 for the same period in 1996. This represents a decrease of 64%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decline in oil and gas revenues and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $138,500 in the six months ended June 30, 1997 as compared to approximately $93,700 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $5,300 in the six months ended June 30, 1997 as compared to approximately $200 in the six months ended June 30, 1996. The principle use of the 1997 cash flow used in investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $163,800 in the six months ended June 30, 1997 as compared to approximately $108,100 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $164,000 of which $145,960 was distributed to the investor partners and $18,040 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1997 was $127.53. Total distributions during the six months ended June 30, 1996 were $108,000 of which $96,120 was distributed to the investor partners and $11,880 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1996 was $83.98.

The source for the 1997 distributions of $164,000 was oil and gas operations of approximately $138,500, partially offset by the addition to oil and gas properties of approximately $5,300, with the balance from available cash on hand at the beginning of the period. The source for the 1996 distributions of $108,000 was oil and gas operations of approximately $93,700, partially offset by the addition to oil and gas properties of approximately $200, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $961,240 have been made to the partners. As of June 30, 1997, $857,415 or $749.16 per investor partner unit has been distributed to the investor partners, representing a 75% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $73,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              27 Financial Data Schedule

         (b)  Reports on Form 8-K:

              On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

                                 SOUTHWEST DEVELOPMENTAL
                                 DRILLING FUND 91-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 15, 1997