Form 10-Q
period 1997-09-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 1997-11-17
CIK 871327

Page 15 of 15
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 16.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets

                                                                Restated
                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   12,534         72,991
 Receivable from Managing General Partner          26,918         60,583
---------                                      ---------
     Total current assets                          39,452        133,574
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 1,072,145      1,066,375
  Less accumulated depreciation,
   depletion and amortization                     836,000        802,000
                                                ---------      ---------
     Net oil and gas properties                   236,145        264,375
                                                ---------      ---------

Organization costs, net                                 -          1,923
                                                ---------      ---------
                                               $  275,597        399,872
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      193              -
                                                ---------      ---------

Partners' equity
 Managing General Partner                          22,317         32,057
 Investor partners                                253,087        367,815
                                                ---------      ---------
     Total partners' equity                       275,404        399,872
                                                ---------      ---------
                                               $  275,597        399,872
                                                =========      =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                          Restated              Restated
                                  1997      1996        1997      1996

Revenues

Oil and gas                  $    68,128   127,969     237,246   363,492
Interest                             357       538       1,675     1,299
                                  ------   -------     -------   -------
                                  68,485   128,507     238,921   364,791
                                  ------   -------     -------   -------
Expenses

Production                        23,192    24,193      72,234    83,847
General and administrative         3,057     3,138      15,232    15,484
Depreciation, depletion and
 amortization                     13,000    38,923      35,923   110,769
                                  ------   -------     -------   -------
                                  39,249    66,254     123,389   210,100
                                  ------   -------     -------   -------
Net income                   $    29,236    62,253     115,532   154,691
                                  ======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     4,646    11,129      16,660    29,200
                                  ======   =======     =======   =======
 Investor Partners           $    24,590    51,124      98,872   125,491
                                  ======   =======     =======   =======
  Per investor partner unit  $     21.49     44.67       86.39    109.65
                                  ======   =======     =======   =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                                Restated
                                                       1997       1996
Cash flows from operating activities

 Cash received from oil and gas sales              $  271,147    330,182
 Cash paid to suppliers                              (87,702)   (99,509)
 Interest received                                      1,675      1,299
                                                      -------    -------
  Net cash provided by operating activities           185,120    231,972
                                                      -------    -------
Cash flows used in investing activities

 Additions to oil and gas properties                  (5,770)   (46,330)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (239,807)  (175,058)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                         (60,457)     10,584

 Beginning of period                                   72,991     51,601
                                                      -------    -------
 End of period                                     $   12,534     62,185
=======                                            =======

                                                             (continued)

             Southwest Developmental Drilling Fund 91-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                                Restated
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  115,532    154,691

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              35,923    110,769
 (Increase) decrease in receivables                    33,901   (33,310)
 Decrease in payables                                   (236)      (178)
                                                      -------    -------
Net cash provided by operating activities          $  185,120    231,972
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   19.17     22.36    (14%)
Average price per mcf of gas               $    2.04      2.29    (11%)
Oil production in barrels                      3,000     4,700    (36%)
Gas production in mcf                          5,200     9,600    (46%)
Gross oil and gas revenue                  $  68,128   127,969    (47%)
Net oil and gas revenue                    $  44,936   103,776    (57%)
Partnership distributions                  $  76,000    67,000      13%
Investor partner distributions             $  67,640    59,630      13%
Per unit distribution to investor partners $   59.10     52.10      13%
Number of investor partner units             1,144.5   1,144.5


Revenues

The Partnership's oil and gas revenues decreased to $68,128 from $127,969 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 47%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 14%, or $3.19 per barrel, resulting in a decrease of approximately $15,000 in revenues. Oil sales represented 84% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 83% during the quarter ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 11%, or $.25 per mcf, resulting in a decrease of approximately $2,400 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $17,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 36% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $32,600 in revenues.

    Gas production decreased approximately 4,400 mcf or 46% during the same period, resulting in a decrease of approximately $9,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $41,600. The decline in production is primarily attributable to the expected sharp natural decline in production following a successful workover and downtime.

Costs and Expenses

Total costs and expenses decreased to $39,249 from $66,254 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 41%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 4% lower, or approximately $1,000 less during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $80 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

3. Depletion expense decreased to $13,000 for the quarter ended September 30, 1997 from $37,000 for the same period in 1996. This represents a decrease of 65%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   20.52     20.91     (2%)
Average price per mcf of gas               $    2.11      2.31     (9%)
Oil production in barrels                      9,900    14,300    (31%)
Gas production in mcf                         16,200    28,100    (42%)
Gross oil and gas revenue                  $ 237,246   363,492    (35%)
Net oil and gas revenue                    $ 165,012   279,645    (41%)
Partnership distributions                  $ 240,000   175,000      37%
Investor partner distributions             $ 213,600   155,750      37%
Per unit distribution to investor partners $  186.63    136.09      37%
Number of investor partner units             1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $237,246 from $363,492 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 35%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 2%, or $.39 per barrel, resulting in a decrease of approximately $5,600 in revenues. Oil sales represented 86% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 82% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 9%, or $.20 per mcf, resulting in a decrease of approximately $5,600 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $11,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,400 barrels or 31% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $90,300 in revenues.

    Gas production decreased approximately 11,900 mcf or 42% during the same period, resulting in a decrease of approximately $25,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $115,400. The decline in production is primarily attributable to the expected sharp natural decline in production following a successful workover and downtime.

Costs and Expenses

Total costs and expenses decreased to $123,389 from $210,100 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 41%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 14% lower, or approximately $11,600 less during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease is primarily attributable to workover costs incurred in 1996 as compared to 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $300 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

3. Depletion expense decreased to $34,000 for the nine months ended September 30, 1997 from $105,000 for the same period in 1996. This represents a decrease of 68%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $185,100 in the nine months ended September 30, 1997 as compared to approximately $232,000 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash  flows used in investing activities were approximately $5,800  in  the nine months ended September 30, 1997 as compared to approximately $46,300 in the nine months ended September 30, 1996. The principle use of the 1997 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $239,800 in the nine months ended September 30, 1997 as compared to approximately $175,100 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $240,000 of which $213,600 was distributed to the investor partners and $26,400 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 1997 was
$186.63. Total distributions during the nine months ended September 30, 1996 were $175,000 of which $155,750 was distributed to the investor partners and $19,250 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 1996 was $136.09.

The source for the 1997 distributions of $240,000 was oil and gas operations of approximately $185,100, partially offset by the change in oil and gas properties of approximately $5,800, with the balance from available cash on hand at the beginning of the period. The source for the 1996 distributions of $175,000 was oil and gas operations of approximately $232,000, partially offset by the change in oil and gas properties of approximately $46,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,037,240 have been made to the partners. As of September 30, 1997, $925,055 or $808.26 per investor partner unit has been distributed to the investor partners, representing an 81% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $39,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

             Southwest Developmental Drilling Fund 91-A, L.P.

                      Notes to Financial Statements


NOTE A - PRIOR PERIOD ADJUSTMENT

The Managing General Partner, who is a related party, incorrectly billed the Partnership for property costs as workover expense on one lease during March 1996. This error resulted in the understatement of previously reported property costs and the overstatement of depletion expense in the prior year. The error was corrected in this quarters' 10-Q. The correction resulted in the following changes to partners' equity as of December 31, 1996.

                                                                  Managing
                                                     Investor     General
                                                     Partners     Partner
                                                      Equity       Equity
                                                    ---------     --------

As previously reported, December 31, 1996         $    335,760      26,983

Property cost - 1996                                    41,055       5,074
Depletion expense - 1996                               (9,000)           -
                                                     ---------    --------
December 31, 1996, as adjusted                    $    367,815      32,057
                                                     =========    ========

The following schedule shows the effect of the prior period adjustment, before and after the restatement, to net income for the year ended December 31, 1996 and for the three and nine month periods ended September 30, 1996.

                                                   Before         After
                                                Prior Period   Prior Period
                                                Restatement    Restatement
                                                 ---------       --------
For the year ended December 31, 1996
Net income                                      $   241,841        278,970
  Managing General Partner                           33,829         38,903
  Investor partners                                 208,012        240,067
    Per investor partner unit                        181.75         209.76

For the three months ended September 30, 1996
Net income                                           67,253         62,253
  Managing General Partner                           11,129         11,129
  Investor partners                                  56,124         51,124
    Per investor partner unit                         49.04          44.67

For the nine months ended September 30, 1996
Net income                                          122,562        154,691
  Managing General Partner                           24,126         29,200
  Investor partners                                  98,436        125,491
    Per investor partner unit                         86.01         109.65

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Southwest Developmental Drilling Fund 91-
                                   A, L.P.
                                   a Delaware limited partnership


By:                                Southwest Royalties, Inc.
Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Vice President
and Chief Financial Officer

Date:     November 15, 1997