Form 10-K
period 1997-12-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 1998-03-30
CIK 871327

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997

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

The  total  number of pages contained in this report is 43.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   8

 4.  Submission of Matters to a Vote of Security Holders                 8

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 9

 6.  Selected Financial Data                                            10

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      11

 8.  Financial Statements and Supplementary Data                        18

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             36

                                 Part III

10.  Directors and Executive Officers of the Registrant                 37

11.  Executive Compensation                                             40

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         40

13.  Certain Relationships and Related Transactions                     41

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        42

     Signatures                                                         43

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")  and  its  staff  of  130  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. The Partnership has no employees.

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

1997  was  another volatile year in the oil market.  Prices ranged  from  a high  of  approximately $26 in the first quarter to  a  low  near  $18  per barrel. Two contributing factors that influence the oil industry are the strength of the economy and activity in the Middle East. Both influenced the supply and demand of oil, and both played roles in price swings this year. Economic expansion throughout the world enabled consumption to surpass 70 million barrels of oil per day. However, early in the year, producing countries failed to make up the difference in supply, placing upward pressure on prices. U.S. production fell slightly in 1997 to average roughly 6.4 million barrels of oil per day. Over the Thanksgiving weekend, OPEC agreed to increase their crude oil production ceiling by approximately 10%, but experts have said that many OPEC countries were already producing beyond their quotas, therefore, capacity is not expected to expand severely. Then on December 4th, the UN Security Council approved a renewal of the Iraqi oil-for-food program. The OPEC agreement and the UN's decision on the oil-for-food program will certainly increase the world supply of oil and most likely depress prices in the near term. However, world demand is expected to continue with strong growth in 1998.

The December 31, 1997 NYMEX oil price of $17.64 dropped to $14.32 as of March 18, 1998. The price decline in the first quarter of 1998 could cause a material write down in oil and gas properties and a possible reduction in future distributions to investors.

Overall the 1997 average price of natural gas increased nationwide from the 1996 rates. In some areas the increase was as high as 15%. The 1996 and 1997 average prices are by far the highest realized by the industry since 1985. The 1998 average price is expected to remain above the $2.00 per MMBTU level, however some early signs indicate that the prices will be softer in 1998 than they were in 1997. Forecasts for a mild winter and the lack of gas storage withdrawals are fueling speculation that the U.S. has an excess supply of gas thus driving the prices down to the early 1996 levels.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1997          85%          15%
                    1996          82%          18%
                    1995          84%          16%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 83% of the Partnership's total oil and gas production during 1997: Navajo Refining Company, Inc. 49%, and Scurlock Permian Corporation 34%. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 1996: Navajo Refining Company, Inc. 48%, Scurlock Permian Corporation 34% and Aquila Southwest Pipeline Corporation 12%. Two purchasers accounted for 85% of the Partnership's total oil and gas production during 1995: Navajo Refining Company and Scurlock Permian Corporation accounted for 59% and 26%, respectively. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landsmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1997 there were 130 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1997, the Partnership possessed an interest in oil and gas properties located in Eddy County of New Mexico and Rains, Van Zandt and Ward County of Texas. These properties consist of various interests in 4 wells.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1997, 1996 and 1995.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased        No. of           Proved Reserves*
Name and Location   and Interest      Wells        Oil (bbls)    Gas (mcf)
-----------------   ------------      -----        ----------    ---------

Carson F #1           6/92                1         23,723         16,606
Ward County,          89%
Texas                 working
                      interest

Dagger Draw A #1      11/92               2         28,143         46,084
Eddy County,          45%
New Mexico            working
                      interest

*The reserve estimates were prepared as of January 1, 1998, by Donald R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1997 of $17.64 was used as the beginning basis for the oil price. Oil price adjustments from $17.64 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $17.53 per barrel in the preparation of the reserve report as of January 1, 1998.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1997 of $2.26 was used as the beginning basis. Gas price adjustments from $2.26 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.23 per Mcf in the preparation of the reserve report as of January 1, 1998.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1997.

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

The Partnership has reserves which are classified as proved developed producing and proved developed non-producing. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves.

Item 3.   Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1997 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 1997, 1996 and 1995, no limited partner units were purchased by the Managing General Partner.

Number of Limited and General Partner Interest Holders
As of December 31, 1997, there were 99 holders of limited partner units and no holders of general partner units in the Partnership.

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

During 1997, twelve monthly distributions were made totaling $290,000, with $258,100 distributed to the investor partners and $31,900 to the Managing General Partner. For the year ended December 31, 1997, distributions of $225.51 per investor partner unit were made, based upon 1,144.50 investor partner units outstanding. During 1996, twelve monthly distributions were made totaling $253,000, with $225,170 distributed to the investor partners and $27,830 to the Managing General Partner. For the year ended December 31, 1996, distributions of $196.74 per investor partner unit were made, based upon 1,144.5 investor partner units outstanding. For the period ended December 31, 1995, twelve monthly distributions were made totaling $111,000 with $98,790 distributed to the investor partners and $12,210 to the Managing General Partner. For the period ended December 31, 1995, distributions of $86.32 per investor partner unit were made, based upon 1,144.5 investor partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                     -----------------------------------------------------
                                  Restated
                        1997        1996      1995        1994      1993
                        ----        ----      ----        ----      ----
Revenues            $  307,526    480,994    276,584    383,345   351,073

Net income (loss)      126,704    278,970     40,828     98,047 (321,798)

Partners' share of
 net income (loss):

  Managing General
   Partner              20,529     38,903     14,247     23,841    20,224

  Investor partners    106,175    240,067     26,581     74,206 (342,022)

Investor partners'
 net income (loss)
  per unit               92.77     209.76      23.22      64.84   (298.84)

Investor partners'
 cash distributions
  per unit              225.51     196.74      86.32     138.42    137.42

Total assets        $  236,923    399,872    373,960    447,164   524,552

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

Based on current conditions, management anticipates a normal decline for the life of these properties.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1997 and 1996,
Restated

The following table provides certain information regarding performance factors for the years ended December 31, 1997 and 1996:

                                                  Year Ended
                                                 December 31,    Percentage
                                                        Restated  Increase
                                                1997      1996   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   20.10    20.88     (4%)
Average price per mcf of gas               $    2.14     2.40    (11%)
Oil production in barrels                     12,900   18,700    (31%)
Gas production in mcf                         21,200   36,800    (43%)
Gross oil and gas revenue                  $ 304,617  478,785    (37%)
Net oil and gas revenue                    $ 201,996  370,034    (46%)
Partnership distributions                  $ 290,000  253,000      15%
Limited partner distributions              $ 258,100  225,170      15%
Per unit distribution to limited partners  $  225.51   196.74      15%
Number of limited partner units              1,144.5  1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $304,617 from $478,785 for the years ended December 31, 1997 and 1996, respectively, a decrease of 37%. The principal factors affecting the comparison of the years ended December 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 1997 as compared to the year ended December 31, 1996 by 4%, or $.78 per barrel, resulting in a decrease of approximately $14,580 in revenues. Oil sales represented 85% of total oil and gas sales during the year ended December 31, 1997 as compared to 82% during the year ended December 31, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 11%, or $.26 per mcf, resulting in a decrease of approximately $9,560 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $24,140. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 5,800 barrels or 31% during the year ended December 31, 1997 as compared to the year ended December 31, 1996, resulting in a decrease of approximately $116,580 in revenues.

    Gas production decreased approximately 15,600 mcf or 43% during the same period, resulting in a decrease of approximately $33,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $149,980. The decrease in production is due to normal decline.

Costs and Expenses

Total costs and expenses decreased to $180,822 from $202,024 for the years ended December 31, 1997 and 1996, respectively, a decrease of 11%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 6% lower, or approximately $6,000 less during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $300 during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

3. Depletion expense decreased to $58,000 for the year ended December 31, 1997 from $67,000 for the same period in 1996. This represents a decrease of 14%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   A contributing factor to the decline in depletion expense between the comparative periods was the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $8,000 as of December 31, 1996.

Results of Operations

B.   General  Comparison of the Year Ended December 31, 1996  Restated  and
1995

The following table provides certain information regarding performance factors for the years ended December 31, 1996 and 1995:

                                                Year Ended      Percentage
                                                       December         31,
Increase
                                            Restated
                                              1996       1995   (Decrease)
                                              ----       ----   ----------

Average price per barrel of oil         $     20.88      17.63     18%
Average price per mcf of gas            $      2.40       1.90     26%
Oil production in barrels                    18,700     13,200     42%
Gas production in mcf                        36,800     22,900     61%
Gross oil and gas revenue               $   478,785    275,628     74%
Net oil and gas revenue                 $   370,034    147,505    151%
Partnership distributions               $   253,000    111,000    128%
Investor partner distributions          $   225,170     98,790    128%
Per unit distribution to
 investor partners                      $    196.74      86.32    128%
Number of investor partner units           1,144.50   1,144.50

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

Costs and Expenses

Total costs and expenses decreased to $202,024 from $235,756 for the years ended December 31, 1996 and 1995, respectively, a decrease of 15%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  16%  lower,   or
    approximately $19,400 less during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $400 during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

3. Depletion expense decreased to $67,000 for the year ended December 31, 1996 from $81,000 for the same period in 1995. This represents a decrease of 18%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 1997, 1996 and 1995 was $126,704, $278,970 and $40,828, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 1997, 1996 and 1995 was $186,627, $353,662 and $129,520,
respectively. Correspondingly, Partnership distributions for the years ended December 31, 1997, 1996 and 1995 were $290,000, $253,000 and
$111,000, respectively. These differences are indicative of the changes in oil and gas price, production and property during 1997, 1996 and 1995.

The  sources  for  the  1997 distributions of $290,000  were  oil  and  gas operations of approximately $229,500 and the change in oil and gas properties of approximately $(9,400), with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $253,000 were oil and gas operations of approximately
$320,800, offset additions to oil and gas properties of approximately $(46,000), resulting in excess cash for contingencies or subsequent distributions. The sources for the 1995 distributions of $111,000 were operating activities of approximately $149,400 and property sales of approximately $1,700, offset by additions to oil and gas property of approximately $6,100, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 1997 were $290,000 of which $258,100 was distributed to the investor partners and $31,900 to the Managing General Partner. The per unit distribution to investor partners during the same period was $225.51. Total distributions during the year ended December 31, 1996 were $253,000 of which $225,170 was distributed to the investor partners and $27,830 to the Managing General Partner. The per unit distribution to investor partners during the same period was $196.74. Total distributions during the year ended December 31, 1995 were $111,000 of which $98,790 was distributed to the investor partners and $12,210 to the Managing General Partner. The per unit distribution to investor partners during the same period was $86.32.

Since inception of the Partnership, cumulative monthly cash distributions of $1,087,240 have been made to the partners. As of December 31, 1997, $969,555 or $847.14 per investor partner unit, has been distributed to the investor partners, representing a 85% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from oil and gas properties. The Partnership anticipates the primary source of cash to continue being from the oil and gas operations.

The December 31, 1997 NYMEX oil price of $17.64 dropped to $14.32 as of March 18, 1998. The price decline in the first quarter of 1998 could cause a material write down in oil and gas properties and a possible reduction in future distributions to investors.

Cash flows provided by operating activities were approximately $229,500 in 1997 compared to $320,800 in 1996 and approximately $149,400 in 1995. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows used by investing activities were approximately $9,400 in 1997 compared to $46,300 in 1996 and approximately $4,400 in 1995. The principal use of the 1997 cash flow from investing activities was additions to oil and gas properties.

Cash flows used in financing activities were approximately $289,600 in 1997 compared to $253,100 in 1996 and approximately $110,900 in 1995. The only use in the 1997 financing activities was the distributions to partners.

As of December 31, 1997, the Partnership had approximately $20,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The  Managing  General Partner provides all data processing  needs  of  the
Partnership. The Managing General Partner has reviewed and evaluated its information systems to determine if its systems accurately process data referencing the year 2000. Primarily all necessary programming modifications to correct year 2000 referencing in the Managing General Partners internal accounting and operating systems have been made to-date. However the Managing General Partner has not completed its evaluation of its vendors and suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operation of the Managing General Partner or the operations of the Partnership.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Reports                                            19

Balance Sheets                                                          21

Statements of Operations                                                22

Statement of Changes in Partners' Equity                                23

Statements of Cash Flows                                                24

Notes to Financial Statements                                           26

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Developmental Drilling
 Fund 91-A, L.P.
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheet of Southwest Developmental Drilling Fund 91-A, L.P. (the "Partnership") as of December 31, 1997, and the related statement of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Developmental Drilling Fund 91-A, L.P. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                        KPMG Peat Marwick LLP



Midland, Texas
March 18, 1998

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Developmental Drilling
 Fund 91-A, L.P.
(A Delaware Limited Partnership)

We have audited the accompanying balance sheet of Southwest Developmental Drilling Fund 91-A, L.P. as of December 31, 1996 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Developmental Drilling Fund 91-A, L.P. as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                           A   Tennessee   Registered   Limited   Liability
Partnership


Chattanooga, Tennessee
March 14, 1997, except for note 7,
 as to which the date is March 25, 1998

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1997 and 1996

                                                                  Restated
                                                      1997          1996
                                                      ----          ----

  Assets

Current assets:
 Cash and cash equivalents                   $         3,477       72,991
 Receivable from Managing General Partner             17,702       60,583

---------                                    ---------
                                                 Total    current    assets
21,179                                       133,574

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,075,744    1,066,375
  Less accumulated depreciation,
                                               depletion  and  amortization
860,000                                      802,000

---------                                    ---------
                                              Net  oil  and gas  properties
215,744                                      264,375

---------                                    ---------
Organization costs, net of amortization of
 $0 and $36,537 for 1997 and 1996                          -        1,923

---------                                    ---------
                                                                          $
236,923                                      399,872

=========                                    =========
  Liabilities and Partners' Equity

Current liability - Distribution payable     $           347            -

---------                                    ---------
Partners' equity:

 Managing General Partner                             20,686       32,057

 Investor partners                                   215,890      367,815

---------                                    ---------
                                                Total    partners'   equity
236,576                                      399,872

---------                                    ---------
                                                                          $
236,923                                      399,872

=========                                    =========


















                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
           For the years ended December 31, 1997, 1996 and 1995


                                                         Restated
                                                 1997      1996      1995
                                                 ----      ----      ----

  Revenues

Oil and gas sales                         $    304,617   478,785  275,628
Interest income from operations                  2,909     2,209      956
                                                                    -------
-------                                   -------
                                                                    307,526
480,994                                   276,584
                                                                    -------
-------                                   -------
  Expenses

Production                                     102,621   108,751  128,123
General and administrative                      18,278    18,581   18,941
Depreciation, depletion and amortization        59,923    74,692   88,692
                                                                    -------
-------                                   -------
                                                                    180,822
202,024                                   235,756
                                                                    -------
-------                                   -------
Net income                                $    126,704   278,970   40,828
                                                                    =======
=======                                   =======
Net income allocated to:

 Managing General Partner                 $     20,529    38,903   14,247
                                                                    =======
=======                                   =======
 Investor partners                        $    106,175   240,067   26,581
                                                                    =======
=======                                   =======
  Per investor partner unit               $      92.77    209.76    23.22
                                                                    =======
=======                                   =======


























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
           For the years ended December 31, 1997, 1996 and 1995


                                               Managing
                                               General   Investor
                                               Partner   Partners   Total
                                               -------   --------   -----

Balance at December 31, 1994              $     18,947   425,127  444,074

 Net income                                     14,247    26,581   40,828

 Distributions                                (12,210)  (98,790)(111,000)
                                                                    -------
--------                                  --------
Balance at December 31, 1995                    20,984   352,918  373,902

 Net income                                     38,903   240,067  278,970

 Distributions                                (27,830) (225,170)(253,000)
                                                                    -------
--------                                  --------
Balance at December 31, 1996, Restated          32,057   367,815  399,872

 Net income                                     20,529   106,175  126,704

 Distributions                                (31,900) (258,100)(290,000)
                                                                    -------
--------                                  --------
Balance at December 31, 1997              $     20,686   215,890  236,576
                                                                    =======
========                                  ========






























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
           For the years ended December 31, 1997, 1996 and 1995


                                                         Restated
                                                 1997      1996      1995
                                                 ----      ----      ----

Cash flows from operating activities:

 Cash received from oil and gas sales     $    343,716   447,823  300,039
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(117,118)                                 (129,254)(151,593)
 Interest received                               2,909     2,209      956
                                                                   --------
--------                                  --------
   Net  cash provided by operating activities              229,507  320,778
149,402
                                                                   --------
--------                                  --------
Cash flows from investing activities:

 Additions to oil and gas properties           (9,368)  (46,330)  (6,105)
 Sale of oil and gas properties                      -         -    1,659
                                                                   --------
--------                                  --------
  Net cash used in investing activities        (9,368)  (46,330)  (4,446)
                                                                   --------
--------                                  --------
Cash flows used in financing activities:

 Distributions to partners                   (289,653) (253,058)(110,942)
                                                                   --------
--------                                  --------
Net increase in cash and cash equivalents     (69,514)    21,390   34,014

 Beginning of period                            72,991    51,601   17,587
                                                                   --------
--------                                  --------
 End of period                            $      3,477    72,991   51,601
                                                                   ========
========                                  ========


(continued)






















                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                    Statements of Cash Flows, continued
               Years ended December 31, 1997, 1996 and 1995


                                                         Restated
                                                 1997      1996      1995
                                                 ----      ----      ----

Reconciliation of net income to net cash provided by operating activities:

Net income                                $    126,704   278,970   40,828

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation, depletion and amortization                59,923    74,692
88,692
  (Increase) decrease in receivables            39,099  (30,962)   24,411
  Increase (Decrease) in payables                3,781   (1,922)  (4,529)
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    229,507   320,778  149,402
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

     *After the Investor Partners have received distributions totaling 150% of their capital contributions, the allocation will change to 15% Managing General Partner and 85% Investor Partners.

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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1997, 1996 and 1995 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1997, 1996 and 1995, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 1997 and 1996 is $155,958 and $139,909, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

     Number of Investor Partner Units
     As of December 31, 1997, 1996 and 1995, there were 1,144.5 investor partner units outstanding held by 99 partners.

     Concentrations of Credit Risk
     The Partnership is subject to credit risk through trade receivables. Although a substantial portion of its debtors' ability to pay is dependent upon the oil and gas industry, credit risk is minimized due to a large customer base. All partnership revenues are received by the Managing General Partner and subsequently remitted to the partnership and all expenses are paid by the Managing General Partner and subsequently reimbursed by the partnership.

     Fair Value of Financial Instruments
     The carrying amount of cash and accounts receivable approximates fair value due to the short maturity of these instruments.

     Recent Accounting Pronouncements
     In June 1997, the FASB issued "Reporting Comprehensive Income," SFAS No. 130, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, this statements requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Partnership anticipates adoption of SFAS No. 130 in its year ended December 31, 1998 financial statements.

     Comprehensive income consists of the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Specifically, this includes net income and other comprehensive income, which is made up of certain changes in assets and liabilities that are not reported in a statement of operations but are included in the balances within a separate component of equity in a statement of financial position. Such changes include, but are not limited to, unrealized gains for marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments.

     Net Income (loss) per limited partnership unit
     The net income (loss) per limited partnership unit is calculated by using the number of outstanding limited partnership units.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


3.   Commitments and Contingent Liabilities
     The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

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

     As of December 31, 1997, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $12,000, $13,000 and $11,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately none, $6,600 and $5,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest  Royalties,  Inc., the Managing General  Partner,  was  paid
     $12,000   during  1997,  1996  and  1995  for  indirect  general   and
     administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $17,702 and $60,583 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1997 and 1996, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $30, $20 and $200 for the years ended December 31, 1997, 1996 and 1995, respectively.

5.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 83% of the Partnership's total oil and gas production during 1997: Navajo Refining Company, Inc. 49%, and Scurlock Permian Corporation 34%. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 1996: Navajo Refining Company, Inc. 48%, Scurlock Permian Corporation 34% and Aquila Southwest Pipeline Corporation 12%. Two purchasers accounted for 85% of the Partnership's total oil and gas production during 1995:
     Navajo Refining Company and Scurlock Permian Corporation accounted for 59% and 26%, respectively. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                     Oil (bbls)   Gas (mcf)
                                                     ----------   ---------
     Proved developed and undeveloped
      reserves -

     January 1, 1995                                  65,000      110,000

       Revision of estimates in place                (8,000)       11,000
       Production                                   (13,000)     (23,000)
                                                     -------      -------
     December 31, 1995                                44,000       98,000

       Revisions of estimates in place                49,000       80,000
       Production                                   (19,000)     (37,000)
                                                     -------      -------
     December 31, 1996                                74,000      141,000

       Revisions of estimates in place               (6,000)     (50,000)
       Production                                   (13,000)     (21,000)
                                                     -------      -------
     December 31, 1997                                55,000       70,000
                                                     =======      =======

     Proved developed reserves -

     December 31, 1995                                44,000       98,000
                                                     =======      =======
     December 31, 1996                                66,000      129,000
                                                     =======      =======
     December 31, 1997                                55,000       70,000
                                                     =======      =======

     All of the Partnership's reserves are located within the continental United States.

     *The  reserve estimates were prepared as of January 1, 1998, by Donald
     R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 1997 of $17.64 was used as the beginning basis for the oil price. Oil price adjustments  from  $17.64  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $17.53 per barrel in the preparation of the reserve report as of January 1, 1998.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued
     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1997 of $2.26 was used as the beginning basis. Gas price adjustments from $2.26 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.23 per Mcf in the preparation of the reserve report as of January 1, 1998.

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

     The Partnership has reserves which are classified as proved developed producing and proved developed non-producing. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1997, 1996 and 1995 is presented below:

                                              1997       1996        1995
                                              ----       ----        ----

     Future cash inflows                $  1,127,000  2,464,000  1,144,000
     Production and development costs        565,000    983,000    664,000
                                           ---------  ---------  ---------
     Future net cash flows                   562,000  1,481,000    480,000
     10% annual discount for estimated
       timing of cash flows                  112,000    357,000    100,000
                                           ---------  ---------  ---------
     Standardized measure of discounted
       future net cash flows            $    450,000  1,124,000    380,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                               1997       1996        1995
                                               ----       ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (202,000)  (403,000)  (211,000)
      Changes in prices and production costs           (472,000)    290,000
201,000
     Changes of production rates
       (timing) and others                  (19,000)     47,000      2,000
     Revisions of previous
       quantities estimates                 (93,000)    767,000  (244,000)
     Accretion of discount                   112,000     43,000     49,000
     Discounted future net
       cash flows -
      Beginning of year                    1,124,000    380,000    583,000
                                           ---------   --------   --------
      End of year                       $    450,000  1,124,000    380,000
                                           =========   ========   ========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


Note 7 - Prior Period adjustment

The Managing General Partner, who is a related party, incorrectly billed the Partnership for property costs as workover expense on one lease during March 1996. This error resulted in the understatement of previously reported property costs and the overstatement of depletion expense in the prior year. The error was corrected in the September 1997 10-Q. The correction resulted in the following changes to partners' equity as of December 31, 1996.

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
                                                   =========    ========

The following schedule shows the effect of the prior period adjustment, before and after the restatement, to net income for the year ended December 31, 1996.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 9, 1997 Southwest Royalties, Inc. the Partnership's Managing General Partner (Southwest Royalties, Inc.) dismissed Joseph Decosimo and Company as the Partnership's independent accountants. The Managing General Partner's Board of Directors approved the decision to change the Partnership's independent accountants.

The reports of Joseph Decosimo and Company on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits for the two most recent fiscal years and through June 9, 1997, there have been no disagreements with Joseph Decosimo and Company on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Joseph Decosimo and Company would have caused them to make reference thereto in their report on the financial statements for such years.

The Registrant has requested that Joseph Decosimo and Company furnish it with a letter addressed to the SEC stating whether or not is agrees with the above statements. A copy of that letter is included as Exhibit 16 and has been filled with the Securities and Exchange Commission.

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

     Name                   Age                      Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      42     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              43          Secretary and Director

Bill E. Coggin                          44     Vice  President  and   Chief
                                        Financial Officer

Phillip F. Hock, Jr.                    54   Vice President, Exploration

Jon P. Tate                             40     Vice  President,  Land   and
                                        Assistant Secretary

Joel D. Talley              36          Vice President, Acquisitions and
                                        Exploitation Manager

R. Douglas Keathley         42          Vice President, Operations

J. Steven Person            39          Vice President, Marketing

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

Phillip   F.   Hock,   Jr.,  Vice  President,  Exploration,   assumed   his
responsibilities with the Managing General Partner as a geologist in November 1993. Prior to joining the Managing General Partner, Mr. Hock was employed four (4) years by Ramco Oil and Gas as Exploitation Manager (1989-
1993),  Robinson  Brothers Drilling Company as Exploration  Manager  (1980-
1984), and as petroleum geologist by several companies throughout his career, Magic Circle Oil and Gas (1988-1989), Reading and Bates Petroleum Company (1984-1988), and Exxon (1971-1980). Mr. Hock received a B. S. in Geology from Morehead State University and a M. S. in Geology form the University of New Mexico.

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

Joel D. Talley, Vice President, Acquisitions and Exploitation Manager, assumed his responsibilities with the Managing General Partner on July 15, 1996. Prior to joining the Managing General Partner, Mr. Talley was employed for four (4) years by Merit Energy Company as Acquisitions Manager and then as Region Manager over West Texas, New Mexico and Wyoming (1992-
1996) and eight (8) years by ARCO Oil & Gas Company in various engineering positions (1984-1992). Mr. Talley received his B.S. in Mechanical Engineering in 1984 from Texas A&M University.

R. Douglas Keathley, Vice President, Operations, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 45, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 48, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 31, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 56, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 41, assumed her position with the Managing General Partner in April, 1989. Prior to joining the Managing
General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Investor Relations Manager - Sandra K. Flournoy, age 51, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $12,000 during 1997, 1996 and 1995 as an annual administrative fee for reimbursement of indirect general and administrative costs.

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

Item 13.  Certain Relationships and Related Transactions

In 1997, the Managing General Partner received $12,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $12,000 for administrative overhead attributable to operating such properties during 1997.

The law firm of Baker, Donelson, Bearman & Caldwell, of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Baker, Donelson, Bearman & Caldwell provided services totaling approximately $30 during the year ended December 31, 1997, which constitutes an immaterial portion of that firm's business.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                 Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Reports of Independent Accountants
                  Balance Sheets
                  Statement of Operations
                  Statement of Changes in Partners' Equity
                  Statement of Cash Flows
                  Notes to Financial Statements

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

                           16  Letter  on Changes in Certifying  Accountant
                     (Incorporated by reference from Partnership's Form 8-K dated June 9, 1997.)

                  27 Financial Data Schedule

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 1997.

                                Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Southwest Developmental Drilling Fund  91-
                          A, L.P.,
                          a Delaware limited partnership


                                        By:    Southwest  Royalties,  Inc.,
                                 Managing
                                 General Partner


                          By:    /s/ H. H. Wommack, III
                                 -----------------------------
                                           H. H. Wommack, III, President


                          Date:  March 31, 1998


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


Date:  March 31, 1998


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 31, 1998