Form 10-Q
period 1998-03-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 1998-05-14
CIK 871327

Page 3 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     1998           1997
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and equivalents                         $      4,618          3,477
 Receivable from Managing General Partner           11,336         17,702
                                                 ---------      ---------
    Total current assets                            15,954         21,179
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,094,807      1,075,744
  Less accumulated depreciation,
   depletion and amortization                      872,000        860,000
                                                 ---------      ---------
    Net oil and gas properties                     222,807        215,744
                                                 ---------      ---------
                                              $    238,761        236,923
                                                 =========      =========
  Liabilities and Partners' Equity

Current liability - Distribution payable      $        511            347
                                                 ---------      ---------
Partners' equity:
 Managing General Partner                           22,190         20,686
 Investor partners                                 216,060        215,890
                                                 ---------      ---------
    Total partners' equity                         238,250        236,576
                                                 ---------      ---------
                                              $    238,761        236,923
                                                 =========      =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
  Revenues

Oil and gas                                         $    50,233     91,575
Interest                                                     21        715
                                                        -------    -------
                                                         50,254     92,290
                                                        -------    -------
  Expenses

Production                                               18,510     21,353
General and administrative                                9,570      8,683
Depreciation, depletion and amortization                 12,000     12,923
                                                        -------    -------
                                                         40,080     42,959
                                                        -------    -------
Net income                                          $    10,174     49,331
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     2,439      6,848
                                                        =======    =======
 Investor partners                                  $     7,735     42,483
                                                        =======    =======
  Per investor partner unit                         $      6.76      37.12
                                                        =======    =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $    55,112    114,305
 Cash paid to suppliers                                (26,592)   (28,430)
 Interest received                                           21        715
                                                        -------    -------
  Net cash provided by operating activities              28,541     86,590
                                                        -------    -------
Cash flows used in investing activities:

 Additions to oil and gas properties                   (19,064)          -
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                              (8,336)   (84,390)
                                                        -------    -------
Net increase in cash and cash equivalents                 1,141      2,200

 Beginning of period                                      3,477     72,991
                                                        -------    -------
 End of period                                      $     4,618     75,191
                                                        =======    =======

                                                               (continued)

             Southwest Developmental Drilling Fund 91-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Reconciliation of net income to
 net cash provided by operating activities:

Net income                                          $    10,174     49,331

Adjustments to reconcile net income
 to net cash provided by operating activities:

  Depreciation, depletion and amortization               12,000     12,923
  Decrease in receivables                                 4,879     22,730
  Increase in payables                                    1,488      1,606
                                                         ------    -------
Net cash provided by operating activities           $    28,541     86,590
                                                        =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

Based on current conditions, management anticipates a normal decline, for the life of these properties.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              1998      1997    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   13.85     23.11    (40%)
Average price per mcf of gas              $    1.93      2.00     (4%)
Oil production in barrels                     2,900     3,400    (15%)
Gas production in mcf                         5,200     6,500    (20%)
Gross oil and gas revenue                 $  50,233    91,575    (46%)
Net oil and gas revenue                   $  31,723    70,222    (55%)
Partnership distributions                 $   8,500    84,500    (90%)
Investor partner distributions            $   7,565    75,205    (90%)
Per unit distribution to investor
 partners                                 $    6.61     65.71    (90%)
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $50,233 from $91,575 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 46%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 40%, or $9.26 per barrel, resulting in a decrease of approximately $31,500 in revenues. Oil sales represented 80% of total oil and gas sales during the quarter ended March 31, 1998 as compared to 86% during the quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 4%, or $.07 per mcf, resulting in a decrease of approximately $460 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $31,960. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 15% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in a decrease of approximately $6,900 in revenues.

    Gas production decreased approximately 1,300 mcf or 20% during the same period, resulting in a decrease of approximately $2,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $9,400. The decrease is attributable to normal decline.

Costs and Expenses

Total costs and expenses decreased to $40,080 from $42,959 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 7%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 14% lower, or approximately $2,800 less during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The decrease is primarily attributable to workover costs incurred on one lease during the first quarter of 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 11% or approximately $900 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

3. Depletion expense increased to $12,000 for the quarter ended March 31, 1998 from $11,000 for the same period in 1997. This represents an increase of 9%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $28,500 in the quarter ended March 31, 1998 as compared to approximately $86,600 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in investing activities in the quarter ended March 31, 1998 were approximately $19,000. There were no cash flow used in investing activities in the quarter ended March 31, 1997.

Cash flows used in financing activities were approximately $8,300 in the quarter ended March 31, 1998 as compared to approximately $84,400 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $8,500 of which $7,565 was distributed to the investor partners and $935 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 1998 was $6.61. Total distributions during the quarter ended March 31, 1997 were $84,500 of which $75,205 was distributed to the investor partners and $9,295 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 1997 was $65.71.

The primary source for the 1998 distributions of $8,300 was oil and gas operations of approximately $28,500. The source for the 1997 distributions of $84,500 was oil and gas operations of approximately $86,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,095,740 have been made to the partners. As of March 31, 1998, $977,120 or $853.75 per investor partner unit has been distributed to the investor partners, representing a 86% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $15,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998