Form 10-Q
period 1998-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 1998-08-13
CIK 871327

14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $      5,710           3,477
 Receivable from Managing General Partner           4,453          17,702
                                                ---------       ---------
    Total current assets                           10,163          21,179
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,096,483       1,075,744
  Less accumulated depreciation,
   depletion and amortization                     884,000         860,000
                                                ---------       ---------
    Net oil and gas properties                    212,483         215,744
                                                ---------       ---------
                                             $    222,646         236,923
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distribution payable     $      2,420             347
                                                ---------       ---------
Partners' equity:
 Managing General Partner                          21,527          20,686
 Investor partners                                198,699         215,890
                                                ---------       ---------
    Total partners' equity                        220,226         236,576
                                                ---------       ---------
                                             $    222,646         236,923
                                                =========       =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Oil and gas                   $    42,382     77,543     92,616    169,118
Interest                               80        603        101      1,318
                                  -------    -------    -------    -------
                                   42,462     78,146     92,717    170,436
                                  -------    -------    -------    -------

  Expenses

Production                         31,256     27,688     49,767     49,041
General and administrative          5,730      3,494     15,300     12,176
Depreciation, depletion and
 amortization                      12,000     10,000     24,000     22,923
                                  -------    -------    -------    -------
                                   48,986     41,182     89,067     84,140
                                  -------    -------    -------    -------
Net income (loss)             $   (6,524)     36,964      3,650     86,296
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $       602      5,166      3,041     12,014
                                  =======    =======    =======    =======
 Investor partners            $   (7,126)     31,798        609     74,282
                                  =======    =======    =======    =======
  Per investor partner unit   $    (6.23)      27.78        .53      64.90
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from oil and gas sales               $   106,139    199,088
 Cash paid to suppliers                                (65,341)   (61,911)
 Interest received                                          101      1,318
                                                        -------   --------
  Net cash provided by operating activities              40,899    138,495
                                                        -------   --------
Cash flows used in investing activities:

 Additions of oil and gas properties                   (20,739)    (5,294)
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (17,927)  (163,803)
                                                        -------   --------
Net increase (decrease) in cash and cash
 equivalents                                              2,233   (30,602)

 Beginning of period                                      3,477     72,991
                                                        -------   --------
 End of period                                      $     5,710     42,389
                                                        =======   ========

                                                               (continued)

             Southwest Developmental Drilling Fund 91-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $     3,650     86,296

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               24,000     22,923
  Decrease in receivables                                13,523     29,970
  Decrease in payables                                    (274)      (694)
                                                        -------    -------
Net cash provided by operating activities           $    40,899    138,495
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

Based on current conditions, management does not anticipate performing workovers. The Partnership could possibly experience the following changes; an increase during 1998, with a decrease in 1999 and thereafter, a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    13.32     19.15      (30%)
Average price per mcf of gas             $     1.24      2.34      (47%)
Oil production in barrels                     2,800     3,500      (20%)
Gas production in mcf                         4,100     4,500       (9%)
Gross oil and gas revenue                $   42,382    77,543      (45%)
Net oil and gas revenue                  $   11,126    49,855      (78%)
Partnership distributions                $   11,500    79,500      (86%)
Investor partner distributions           $   10,235    70,755      (86%)
Per unit distribution to investor
 partners                                $     8.94     61.82      (86%)
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $42,382 from $77,543 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 45%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 30%, or $5.83 per barrel, resulting in a decrease of approximately $20,400 in revenues. Oil sales represented 88% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 86% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 47%, or $1.10 per mcf, resulting in a decrease of approximately $4,950 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $25,350. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 20% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $9,300 in revenues.

    Gas production decreased approximately 400 mcf or 9% during the same period, resulting in a decrease of approximately $500 in revenues.

    The total decrease in revenues due to the change in production is approximately $9,800. The decline in production is attributable to natural decline.

Costs and Expenses

Total costs and expenses increased to $48,986 from $41,182 for the quarters ended June 30, 1998 and 1997, respectively, an increase of 19%. The increase is the result of higher lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 13% higher, or approximately $3,500 more during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 64% or approximately $2,200 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Increase in general and administrative costs are the result of higher accounting fees due to the necessity of contracting out preparation of tax depletion and K-1 schedules.

3. Depletion expense increased to $12,000 for the quarter ended June 30, 1998 from $10,000 for the same period in 1997. This represents an increase of 20%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

B.   General  Comparison of the Six Month Periods Ended June 30,  1998  and
1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    13.59     21.10    (36%)
Average price per mcf of gas             $     1.63      2.14    (24%)
Oil production in barrels                     5,700     6,900    (17%)
Gas production in mcf                         9,300    11,000    (15%)
Gross oil and gas revenue                $   92,616   169,118    (45%)
Net oil and gas revenue                  $   42,849   120,077    (64%)
Partnership distributions                $   20,000   164,000    (88%)
Investor partner distributions           $   17,800   145,960    (88%)
Per unit distribution to investor
 partners                                $    15.55    127.53    (88%)
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $92,616 from $169,118 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 45%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 36%, or $7.51 per barrel, resulting in a decrease of approximately $51,800 in revenues. Oil sales represented 84% of total oil and gas sales during the six months ended June 30, 1998 as compared to 86% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 24%, or $.51 per mcf, resulting in a decrease of approximately $5,600 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $57,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,200 barrels or 17% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $16,300 in revenues.

    Gas production decreased approximately 1,700 mcf or 15% during the same period, resulting in a decrease of approximately $2,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $19,100. The decline in production is attributable to natural decline.

Costs and Expenses

Total costs and expenses increased to $89,067 from $84,140 for the six months ended June 30, 1998 and 1997, respectively, an increase of 6%. The increase is primarily the result of higher lease operating costs, depletion expense and general and administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $700 more during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 26% or approximately $3,100 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Increase in general and administrative costs are the result of higher accounting fees due to the necessity of contracting out preparation of tax depletion and K-1 schedules.

3. Depletion expense increased to $24,000 for the six months ended June 30, 1998 from $21,000 for the same period in 1997. This represents an increase of 14%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $40,900 in the six months ended June 30, 1998 as compared to approximately $138,500 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $20,700 in the six months ended June 30, 1998 as compared to approximately $5,300 in the six months ended June 30, 1997. The principle use of the 1998 cash flow used in investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $17,900 in the six months ended June 30, 1998 as compared to approximately $163,800 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $20,000 of which $17,800 was distributed to the investor partners and $2,200 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1998 was $15.55. Total distributions during the six months ended June 30, 1997 were $164,000 of which $145,960 was distributed to the investor partners and $18,040 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1997 was $127.53.

The source for the 1998 distributions of $20,000 was oil and gas operations of approximately $40,900, partially offset by the addition to oil and gas properties of approximately $20,700. The source for the 1997 distributions of $164,000 was oil and gas operations of approximately $138,500, partially offset by the addition to oil and gas properties of approximately $5,300, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,107,240 have been made to the partners. As of June 30, 1998, $987,355 or $862.70 per investor partner unit has been distributed to the investor partners, representing a 86% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $7,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The  Managing  General Partner provides all data processing  needs  of  the
Partnership. The Managing General Partner has reviewed and evaluated its information systems to determine if its systems accurately process data referencing the year 2000. Primarily all necessary programming modifications to correct year 2000 referencing in the Managing General Partners internal accounting and operating systems have been made to-date. However the Managing General Partner has not completed its evaluation of its vendors and suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operation of the Managing General Partnership or the operations of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              27 Financial Data Schedule

              (b)        Reports on Form 8-K:

              No reports on Form 8-
              K were filed during the quarter ended June 30, 1998.

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

                                 SOUTHWEST DEVELOPMENTAL
                                 DRILLING FUND 91-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1998