Form 10-Q
period 1998-09-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 1998-11-12
CIK 871327

Page 2 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 15.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $    7,957          3,477
 Receivable from Managing General Partner               -         17,702
                                                ---------      ---------
     Total current assets                           7,957         21,179
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 1,097,567      1,075,744
  Less accumulated depreciation,
   depletion and amortization                     890,000        860,000
                                                ---------      ---------
     Net oil and gas properties                   207,567        215,744
                                                ---------      ---------
                                               $  215,524        236,923
                                                =========      =========

Liabilities and Partners' Equity

Current liabilities
 Distribution payable                          $    2,457            347
 Payable to Managing General Partner                  748              -
                                                ---------      ---------
     Total current liabilities                      3,205            347
                                                ---------      ---------
Partners' equity
 Managing General Partner                          21,318         20,686
 Investor partners                                191,001        215,890
                                                ---------      ---------
     Total partners' equity                       212,319        236,576
                                                ---------      ---------
                                               $  215,524        236,923
                                                =========      =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----

Revenues

Oil and gas                  $    46,968    68,128     139,584   237,246
Interest                             140       357         241     1,675
                                  ------   -------     -------   -------
                                  47,108    68,485     139,825   238,921
                                  ------   -------     -------   -------
Expenses

Production                        32,310    23,192      82,076    72,234
General and administrative         5,206     3,057      20,506    15,232
Depreciation, depletion and
 amortization                      6,000    13,000      30,000    35,923
                                  ------   -------     -------   -------
                                  43,516    39,249     132,582   123,389
                                  ------   -------     -------   -------
Net income                   $     3,592    29,236       7,243   115,532
                                  ======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     1,055     4,646       4,097    16,660
                                  ======   =======     =======   =======
 Investor Partners           $     2,537    24,590       3,146    98,872
                                  ======   =======     =======   =======
  Per investor partner unit  $      2.22     21.49        2.75     86.39
                                  ======   =======     =======   =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  149,896    271,147
 Cash paid to suppliers                              (94,444)   (87,702)
 Interest received                                        241      1,675
                                                      -------    -------
  Net cash provided by operating activities            55,693    185,120
                                                      -------    -------
Cash flows used in investing activities

 Additions to oil and gas properties                 (21,823)    (5,770)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                           (29,390)  (239,807)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                            4,480   (60,457)

 Beginning of period                                    3,477     72,991
                                                      -------    -------
 End of period                                     $    7,957     12,534
                                                      =======    =======

                                                             (continued)

             Southwest Developmental Drilling Fund 91-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Reconciliation of net income to net cash provided by operating activities

Net income                                         $    7,243    115,532

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              30,000     35,923
 Decrease in receivables                               10,312     33,901
 Increase (decrease) in payables                        8,138      (236)
                                                      -------    -------
Net cash provided by operating activities          $   55,693    185,120
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

Based on current conditions, management does not anticipate performing workovers. The Partnership could possibly experience a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   12.46     19.17    (35%)
Average price per mcf of gas               $    1.74      2.04    (15%)
Oil production in barrels                      3,100     3,000       3%
Gas production in mcf                          4,800     5,200     (8%)
Gross oil and gas revenue                  $  46,968    68,128    (31%)
Net oil and gas revenue                    $  14,658    44,936    (67%)
Partnership distributions                  $  11,500    76,000    (85%)
Investor partner distributions             $  10,235    67,640    (85%)
Per unit distribution to investor partners $    8.94     59.10    (85%)
Number of investor partner units             1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $46,968 from $68,128 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 31%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 35%, or $6.71 per barrel, resulting in a decrease of approximately $20,100 in revenues. Oil sales represented 82% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 84% during the quarter ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 15%, or $.30 per mcf, resulting in a decrease of approximately $1,600 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $21,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 100 barrels or 3% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in an increase of approximately $1,200 in revenues.

    Gas production decreased approximately 400 mcf or 8% during the same period, resulting in a decrease of approximately $700 in revenues.

    The net total increase in revenues due to the change in production is approximately $500.

Costs and Expenses

Total costs and expenses increased to $43,516 from $39,249 for the quarters ended September 30, 1998 and 1997, respectively, a increase of 11%. The increase is the result of higher lease operating costs and general and administrative expense, partially offset by a decrease in depletion expense.

1. Lease operating costs and production taxes were 39% higher, or approximately $9,100 more during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. Increase in lease operating costs are due primarily to workovers in 1998.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 70% or approximately $2,100 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

3. Depletion expense decreased to $6,000 for the quarter ended September 30, 1998 from $13,000 for the same period in 1997. This represents a decrease of 54%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in the price of oil and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   13.19     20.52    (36%)
Average price per mcf of gas               $    1.66      2.11    (21%)
Oil production in barrels                      8,800     9,900    (11%)
Gas production in mcf                         14,100    16,200    (13%)
Gross oil and gas revenue                  $ 139,584   237,246    (41%)
Net oil and gas revenue                    $  57,508   165,012    (65%)
Partnership distributions                  $  31,500   240,000    (87%)
Investor partner distributions             $  28,035   213,600    (87%)
Per unit distribution to investor partners $   24.50    186.63    (87%)
Number of investor partner units             1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $139,584 from $237,246 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 41%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 36%, or $7.33 per barrel, resulting in a decrease of approximately $72,600 in revenues. Oil sales represented 83% of total oil and gas sales during the nine months ended September 30, 1998 as compared to 86% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 21%, or $.45 per mcf, resulting in a decrease of approximately $7,300 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $79,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 11% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $14,500 in revenues.

    Gas production decreased approximately 2,100 mcf or 13% during the same period, resulting in a decrease of approximately $3,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $18,000.

Costs and Expenses

Total costs and expenses increased to $132,582 from $123,389 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 7%. The increase is the result of higher lease operating costs and general and administrative expense, partially offset by a decrease in depletion expense.

1. Lease  operating  costs  and  production  taxes  were  14%  higher,   or
   approximately $9,800 more during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 35% or approximately $5,300 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

3. Depletion expense decreased to $30,000 for the nine months ended September 30, 1998 from $34,000 for the same period in 1997. This represents a decrease of 12%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $55,700 in the nine months ended September 30, 1998 as compared to approximately $185,100 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $21,823 in the nine months ended September 30, 1998 as compared to approximately $5,800 in the nine months ended September 30, 1997. The principle use of the 1998 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $29,400 in the nine months ended September 30, 1998 as compared to approximately $239,800 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $31,500 of which $28,035 was distributed to the investor partners and $3,465 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 1998 was
$24.50. Total distributions during the nine months ended September 30, 1997 were $240,000 of which $213,600 was distributed to the investor partners and $26,400 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 1997 was $186.63.

The source for the 1998 distributions of $31,500 was oil and gas operations of approximately $55,700, and the change in the oil and gas properties of $21,800, resulting in excess cash for contingencies or subsequent distributions. The source for the 1997 distributions of $240,000 was oil and gas operations of approximately $185,100, partially offset by the change in oil and gas properties of approximately $5,800, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,118,740 have been made to the partners. As of September 30, 1998, $997,590 or $871.64 per investor partner unit has been distributed to the investor partners, representing an 87% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $4,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998