Form 10-Q
period 1999-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 1999-08-12
CIK 871327

4 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $      8,278          10,719
 Receivable from Managing General Partner          20,274             241
                                                ---------       ---------
    Total current assets                           28,552          10,960
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,098,374       1,097,568
  Less accumulated depreciation,
   depletion and amortization                     924,600         913,000
                                                ---------       ---------
    Net oil and gas properties                    173,774         184,568
                                                ---------       ---------
                                             $    202,326         195,528
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distribution payable     $        522           2,630
                                                ---------       ---------
Partners' equity:
 Managing General Partner                          23,967          21,711
 Investor partners                                177,837         171,187
                                                ---------       ---------
    Total partners' equity                        201,804         192,898
                                                ---------       ---------
                                             $    202,326         195,528
                                                =========       =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Oil and gas                   $    45,273     42,382     84,444     92,616
Interest                               44         80         56        101
                                  -------    -------    -------    -------
                                   45,317     42,462     84,500     92,717
                                  -------    -------    -------    -------

  Expenses

Production                         17,730     31,256     35,065     49,767
General and administrative          4,427      5,730      8,929     15,300
Depreciation, depletion and
 amortization                       4,600     12,000     11,600     24,000
                                  -------    -------    -------    -------
                                   26,757     48,986     55,594     89,067
                                  -------    -------    -------    -------
Net income (loss)             $    18,560    (6,524)     28,906      3,650
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     2,548        602      4,456      3,041
                                  =======    =======    =======    =======
 Investor partners            $    16,012    (7,126)     24,450        609
                                  =======    =======    =======    =======
  Per investor partner unit   $    13.99      (6.23)      21.36        .53
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from oil and gas sales               $    68,596    106,139
 Cash paid to suppliers                                (48,179)   (65,341)
 Interest received                                           56        101
                                                        -------   --------
  Net cash provided by operating activities              20,473     40,899
                                                        -------   --------
Cash flows used in investing activities:

 Additions of oil and gas properties                      (806)   (20,739)
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (22,108)   (17,927)
                                                        -------   --------
Net increase (decrease) in cash and cash equivalents    (2,441)      2,233

 Beginning of period                                     10,719      3,477
                                                        -------   --------
 End of period                                      $     8,278      5,710
                                                        =======   ========

                                                               (continued)

             Southwest Developmental Drilling Fund 91-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    28,906      3,650

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               11,600     24,000
  (Increase) decrease in receivables                   (15,848)     13,523
  Decrease in payables                                  (4,185)      (274)
                                                        -------    -------
Net cash provided by operating activities           $    20,473     40,899
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    15.97     13.32        20%
Average price per mcf of gas             $     1.79      1.24        44%
Oil production in barrels                     2,450     2,800      (13%)
Gas production in mcf                         4,400     4,100         7%
Gross oil and gas revenue                $   45,273    42,382         7%
Net oil and gas revenue                  $   27,543    11,126       148%
Partnership distributions                $        -    11,500     (100%)
Investor partner distributions           $        -    10,235     (100%)
Per unit distribution to investor
 partners                                $        -      8.94     (100%)
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues increased to $45,273 from $42,382 for the quarters ended June 30, 1999 and 1998, respectively, an increase of 7%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 20%, or $2.65 per barrel, resulting in an increase of approximately $7,400 in revenues. Oil sales represented 83% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 88% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 44%, or $.55 per mcf, resulting in an increase of approximately $2,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $9,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 350 barrels or 13% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $5,600 in revenues.

    Gas production increased approximately 300 mcf or 7% during the same period, resulting in an increase of approximately $500 in revenues.

    The net total decrease in revenues due to the change in production is approximately $5,100. Production continues on a steady decline.

Costs and Expenses

Total costs and expenses decreased to $26,757 from $48,986 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 45%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 43% lower, or approximately $13,500 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 23% or approximately $1,300 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $4,600 for the quarter ended June 30, 1999 from $12,000 for the same period in 1998. This represents a decrease of 62%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

B.   General  Comparison of the Six Month Periods Ended June 30,  1999  and
1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    13.65     13.59        -
Average price per mcf of gas             $     1.58      1.63     (3%)
Oil production in barrels                     5,180     5,700     (9%)
Gas production in mcf                         8,700     9,300     (6%)
Gross oil and gas revenue                $   84,444    92,616     (9%)
Net oil and gas revenue                  $   49,379    42,849      15%
Partnership distributions                $   20,000    20,000        -
Investor partner distributions           $   17,800    17,800        -
Per unit distribution to investor
 partners                                $    15.55     15.55        -
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $84,444 from $92,616 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 9%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by less than 1%, or $.06 per barrel, resulting in an increase of approximately $300 in revenues. Oil sales represented 84% of total oil and gas sales during the six months ended June 30, 1999 as compared to 84% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 3%, or $.05 per mcf, resulting in a decrease of approximately $500 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 520 barrels or 9% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $7,100 in revenues.

    Gas production decreased approximately 600 mcf or 6% during the same period, resulting in a decrease of approximately $900 in revenues.

    The total decrease in revenues due to the change in production is approximately $8,000. Production continues on a steady decline.

Costs and Expenses

Total costs and expenses decreased to $55,594 from $89,067 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 38%. The decrease is primarily the result of lower lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 30% lower, or approximately $14,700 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 42% or approximately $6,400 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $11,600 for the six months ended June 30, 1999 from $24,000 for the same period in 1998. This represents a decrease of 52%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $20,500 in the six months ended June 30, 1999 as compared to approximately $40,900 in the six months ended June 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $800 in the six months ended June 30, 1999 as compared to approximately $20,700 in the six months ended June 30, 1998. The principle use of the 1999 cash flow used in investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $22,100 in the six months ended June 30, 1999 as compared to approximately $17,900 in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1999 were $20,000 of which $17,800 was distributed to the investor partners and $2,200 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1999 was $15.55. Total distributions during the six months ended June 30, 1998 were $20,000 of which $17,800 was distributed to the investor partners and $2,200 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1998 was $15.55.

The source for the 1999 distributions of $20,000 was oil and gas operations of approximately $20,500, partially offset by the addition to oil and gas properties of approximately $800, with the balance from available cash on hand at the beginning of the period. The source for the 1998 distributions of $20,000 was oil and gas operations of approximately $40,900, partially offset by the addition to oil and gas properties of approximately $20,700.

Since inception of the Partnership, cumulative monthly cash distributions of $1,147,740 have been made to the partners. As of June 30, 1999, $1,023,400 or $894.19 per investor partner unit has been distributed to the investor partners, representing a 89% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $28,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              27 Financial Data Schedule

              (b) Reports on Form 8-K:
              No reports on Form 8-
              K were filed during the quarter ended June 30, 1999.

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

                                 SOUTHWEST DEVELOPMENTAL
                                 DRILLING FUND 91-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1999