Form 10-K
period 1999-12-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 2000-03-22
CIK 871327

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

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

The  total  number of pages contained in this report is 38.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   8

 4.  Submission of Matters to a Vote of Security Holders                 8

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 9

 6.  Selected Financial Data                                            10

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      11

 8.  Financial Statements and Supplementary Data                        18

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             33

                                 Part III

10.  Directors and Executive Officers of the Registrant                 34

11.  Executive Compensation                                             35

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         35

13.  Certain Relationships and Related Transactions                     36

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        37

     Signatures                                                         38

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  97  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. The Partnership has no employees.

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

Oil prices experienced a year of recovery during 1999. After seeing prices languish near $10 per barrel in December 1998, a rebound occurred that would briefly push NYMEX pricing over $27 in late November 1999. Crude oil prices reached $20 per barrel in mid-July and would not fall below $21 the rest of the year. There were drastic improvements to the main factors that gave rise to the worst price depression in history. These improvements provoked a spike in crude oil prices to levels not seen since the Gulf War. First, OPEC has done a remarkable job of adhering to production cuts agreed to in March, despite the temptation to cheat given current pricing. As prices have risen over the last twelve months, OPEC has consistently maintained a compliance rate above 90 percent. Also, most foreign markets are well on their way to recovery, greatly increasing the demand for energy in those countries. These and other factors have eliminated the "oversupply" of crude oil that we experienced in 1998. The near month contract for crude oil settled at $25.60 per barrel on December 30, 1999.

In 1999 natural gas prices rose 10% to an average of $2.18/MMBtu, 18 cents higher than the $2.00/MMBtu average seen in 1998. Despite warmer-than-normal heating seasons at both ends of the year, 1999 was the fourth year in a row that prices averaged $2.00/MMBtu or above. Citing lower storage levels and a rising demand for natural gas, industry experts are predicting a "healthy jump" in prices for 2000.  Although higher prices in 1999 fueled an  increase in production, end of year gas in storage nationwide  is  only
75% of capacity as compared to 87% at the end of 1998.  Further, gas demand is expected to continue to increase at a faster pace than the amount of gas being replaced. A record breaking 70% of single-family homes built in 1999 were equipped with natural gas services ranging from traditional heating to
water   heating,   cooking  and  grilling.   Based  on  these   encouraging
statistics, we remain optimistic in our expectation of slightly higher natural gas prices in the coming year, hopefully seeing an average above the $2.20/MMBtu level.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1999          86%          14%
                    1998          83%          17%
                    1997          85%          15%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 85% of the Partnership's total oil and gas production during 1999: Navajo Refining Company, Inc. for 52% and Scurlock Permian LLC for 33%. Three purchasers accounted for 93% of the Partnership's total oil and gas production during 1998: Navajo Refining Company, Inc. for 45%, Scurlock Permian Corporation 38% and Phillips 66 Natural Gas Company for 10%. Two purchasers accounted for 83% of the Partnership's total oil and gas production during 1997: Navajo Refining Company, Inc. for 49%, and Scurlock Permian Corporation for 34%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, land men and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1999 there were 97 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1999, the Partnership possessed an interest in oil and gas properties located in Eddy County of New Mexico and Rains, Van Zandt and Ward County of Texas. These properties consist of various interests in 4 wells.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1999, 1998 and 1977.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased        No. of           Proved Reserves*
Name and Location   and Interest      Wells        Oil (bbls)    Gas (mcf)
-----------------   ------------      -----        ----------    ---------

Carson F #1           6/92                1         29,000         36,000
Ward County,          89%
Texas                 working
                      interest

Dagger Draw A #1      11/92               2         23,000         35,000
Eddy County,          45%
New Mexico            working
                      interest

*Donald R. Creamer, P.E., an Independent Registered Petroleum Engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2000. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1999 of $25.60 was used as the beginning basis for the oil price. Oil price adjustments from $25.60 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $23.73 per barrel in the preparation of the reserve report as of January 1, 2000.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1999 of $2.33 was used as the beginning basis. Gas price adjustments from $2.33 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.27 per Mcf in the preparation of the reserve report as of January 1, 2000.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1999.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1999 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 1999, 5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $78.06 per unit. As of December 31, 1998 and 1997, no limited partner units were purchased by the Managing General Partner.

Number of Limited and General Partner Interest Holders
As of December 31, 1999, there were 103 holders of limited partner units and no holders of general partner units in the Partnership.

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

During 1999, distributions were made totaling $85,000, with $75,650 distributed to the investor partners and $9,350 to the Managing General Partner. For the year ended December 31, 1999, distributions of $66.10 per investor partner unit were made, based upon 1,144.5 investor partner units outstanding. During 1998, distributions were made totaling $40,500, with $36,045 distributed to the investor partners and $4,455 to the Managing General Partner. For the year ended December 31, 1998, distributions of $31.49 per investor partner unit were made, based upon 1,144.50 investor partner units outstanding. During 1997, twelve monthly distributions were made totaling $290,000, with $258,100 distributed to the investor partners and $31,900 to the Managing General Partner. For the year ended December 31, 1997, distributions of $225.51 per investor partner unit were made, based upon 1,144.50 investor partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                     -----------------------------------------------------
                                            Restated
                        1999        1998      1997        1996      1995
                        ----        ----      ----        ----      ----
Revenues            $  252,026    172,847    307,526    480,994   276,584

Net income (loss)      119,990    (3,178)    126,704    278,970    40,828

Partners' share of
 net income (loss):

  Managing General
   Partner              17,159      5,480     20,529     38,903    14,247

  Investor partners    102,831    (8,658)    106,175    240,067    26,581

Investor partners'
 net income (loss)
  per unit               89.85     (7.57)      92.77     209.76      23.22

Investor partners'
 cash distributions
  per unit               66.10      31.49     225.51     196.74     86.32

Total assets        $  237,888    195,528    236,923    399,872   373,960

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

Based on current conditions, management anticipates performing a workover during 2000 to enhance production. Additional workovers may be performed in the year 2003. The partnership may have an increase in production volumes for the year 2000 and 2003, otherwise, the partnership will most likely experience the historical production decline of approximately 12% per year.

A.  General Comparison of the Years Ended December 31, 1999 and 1998

The following table provides certain information regarding performance factors for the years ended December 31, 1999 and 1998:

                                                  Year Ended
                                                 December 31,    Percentage
                                                                  Increase
                                                1999      1998   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   16.88    12.74      32%
Average price per mcf of gas               $    1.81     1.60      13%
Oil production in barrels                     12,800   11,300      13%
Gas production in mcf                         19,540   17,800      10%
Gross oil and gas revenue                  $ 251,484  172,545      46%
Net oil and gas revenue                    $ 171,878   72,410     137%
Partnership distributions                  $  85,000   40,500     110%
Limited partner distributions              $  75,650   36,045     110%
Per unit distribution to limited partners  $   66.10    31.49     110%
Number of limited partner units              1,144.5  1,144.5

Revenues

The Partnership's oil and gas revenues increased to $251,484 from $172,545 for the years ended December 31, 1999 and 1998, respectively, an increase of 46%. The principal factors affecting the comparison of the years ended December 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1999 as compared to the year ended December 31, 1998 by 32%, or $4.14 per barrel, resulting in an increase of approximately $46,800 in revenues. Oil sales represented 86% of total oil and gas sales during the year ended December 31, 1999 as compared to 83% during the year ended December 31, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 13%, or $.21 per mcf, resulting in an increase of approximately $3,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $50,500. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 1,500 barrels or 13% during the year ended December 31, 1999 as compared to the year ended December 31, 1998, resulting in an increase of approximately $25,300 in revenues.

    Gas production increased approximately 1,740 mcf or 10% during the same period, resulting in an increase of approximately $3,100 in revenues.

    The total increase in revenues due to the change in production is approximately $28,400. The increase in production is in relation to a settlement of royalty on the Dagger Draw lease. Production interest of approximately 5,000 bbls and 7,230 mcfs were held in suspense from 1993 through 1999. These dollars were received and recorded in the Partnership during the third quarter of 1999. Production without the settlement would have actually decreased oil by 31% and gas by 30%. This decrease was due primarily to a decrease of the Partnerships interest in the Dagger Draw lease in relation to a fairness letter.

Costs and Expenses

Total costs and expenses decreased to $132,036 from $176,025 for the years ended December 31, 1999 and 1998, respectively, a decrease of 25%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative costs.

1. Lease operating costs and production taxes were 21% lower, or approximately $20,500 less during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease in lease operating costs are due primarily to workover expenses incurred during 1998 and the issuance of a fairness letter, which decreased the Partnership's ownership percentage on the Dagger Draw.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 28% or approximately $6,500 during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease of general and administrative costs were due in part to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation and a change in auditors requiring opinions from both the predecessors and successor auditors. Additionally, the Managing General Partner in its effort to cut back on general and administrative costs whenever and wherever possible was able to reduce the cost of reserve reports and K-1 tax package preparation during 1999.

3. Depletion expense decreased to $36,000 for the year ended December 31, 1999 from $53,000 for the same period in 1999. This represents a decrease of 32%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   A contributing factor to the decline in depletion expense between the comparative periods was the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $19,000 as of December 31, 1998.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1998 and 1997

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

2. Lease operating costs and production taxes were 2% lower, or approximately $2,500 less during the year ended December 31, 1998 as compared to the year ended December 31, 1997.

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

Results of Operations

C.  Revenue and Distribution Comparison

Partnership net income (loss) for the years ended December 31, 1999, 1998 and 1997 was $119,990, $(3,178) and $126,704, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 1999, 1998 and 1997 was $155,990, $49,822 and
$186,627, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1999, 1998 and 1997 were $85,000, $40,500 and
$290,000, respectively.

The  sources  for  the  1999  distributions of $85,000  were  oil  and  gas operations of approximately $134,600 and the change in oil and gas properties of approximately $(900), resulting in excess cash for contingencies or subsequent distributions. The sources for the 1998 distributions  of  $40,500  were oil and gas  operations  of  approximately
$67,300  and  the  change  in  oil  and  gas  properties  of  approximately
$(21,800), resulting in excess cash for contingencies or subsequent distributions. The sources for the 1997 distributions of $290,000 were oil and gas operations of approximately $229,500 and the change in oil and gas properties of approximately $(9,400), with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 1999 were $85,000 of which $75,650 was distributed to the investor partners and $9,350 to the Managing General Partner. The per unit distribution to investor partners during the same period was $66.10. Total distributions during the year ended December 31, 1998 were $40,500 of which $36,045 was distributed to the investor partners and $4,455 to the Managing General Partner. The per unit distribution to investor partners during the same period was $31.49. Total distributions during the year ended December 31, 1997 were $290,000 of which $258,100 was distributed to the investor partners and $31,900 to the Managing General Partner. The per unit distribution to investor partners during the same period was $225.51.

Since inception of the Partnership, cumulative monthly cash distributions of $1,212,740 have been made to the partners. As of December 31, 1999, $1,081,250 or $944.74 per investor partner unit, has been distributed to the investor partners, representing a 94% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from oil and gas properties. The Partnership anticipates the primary source of cash to continue being from the oil and gas operations.

Cash flows provided by operating activities were approximately $134,600 in 1999 compared to $67,300 in 1998 and approximately $229,500 in 1997. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows used by investing activities were approximately $900 in 1999 compared to $21,800 in 1998 and approximately $9,400 in 1997. The principal use of the 1999 cash flow from investing activities was additions to oil and gas properties.

Cash flows used in financing activities were approximately $88,200 in 1999 compared to $38,200 in 1998 and approximately $289,600 in 1997. The only use in the 1999 financing activities was the distributions to partners.

As of December 31, 1999, the Partnership had approximately $78,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Information Systems for the Year 2000

The year 2000 issue referred to the risk of disruptions of operations caused by the failure of computer-controlled systems, including systems used by third parties, to properly recognize date sensitive information when the year changed from 1999 to 2000. During the year ended December 31, 1999, the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., installed new software as part of an on-going project to upgrade its financial and management information systems. The cost of upgrading the software occurred in the normal course of Midland Southwest Software's business and was not material to the results of operations or financial condition of the Partnership.

The Partnership has not experienced any significant business disruptions due to year 2000 issues causing processing errors in its systems, or a third party's systems, during the period of operations after January 1, 2000 until the filing of the 10-K.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             19

Balance Sheets                                                          20

Statements of Operations                                                21

Statement of Changes in Partners' Equity                                22

Statements of Cash Flows                                                23

Notes to Financial Statements                                           25

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Developmental Drilling
 Fund 91-A, L.P.
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Developmental Drilling Fund 91-A, L.P. (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Developmental Drilling Fund 91-A, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.








                                                  KPMG LLP



Midland, Texas
March 10, 2000

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1999 and 1998


1999                                                  1998
                                                      ----          ----

  Assets

Current assets:
 Cash and cash equivalents                   $        56,196       10,719
 Receivable from Managing General Partner             21,634          241
 Distribution receivable                                 617            -

---------                                    ---------
                                                 Total    current    assets
78,447                                       10,960

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,098,441    1,097,568
  Less accumulated depreciation,
                                               depletion  and  amortization
949,000                                      913,000

---------                                    ---------
                                              Net  oil  and gas  properties
149,441                                      184,568

---------                                    ---------
                                                                          $
227,888                                      195,528

=========                                    =========
  Liabilities and Partners' Equity

Current liability - distribution payable     $             -        2,630

---------                                    ---------
Partners' equity:

 Managing General Partner                             29,520       21,711
 Investor partners                                   198,368      171,187

---------                                    ---------
                                                Total    partners'   equity
227,888                                      192,898

---------                                    ---------
                                                                          $
227,888                                      195,528

=========                                    =========

















                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
           For the years ended December 31, 1999, 1998 and 1997



                                                 1999      1998      1997
                                                 ----      ----      ----

  Revenues

Oil and gas sales                         $    251,484   172,545  304,617
Interest income from operations                    542       302    2,909
                                                                    -------
-------                                   -------
                                                                    252,026
172,847                                   307,526
                                                                    -------
-------                                   -------
  Expenses

Production                                      79,606   100,135  102,621
General and administrative                      16,430    22,890   18,278
Depreciation, depletion and amortization        36,000    53,000   59,923
                                                                    -------
-------                                   -------
                                                                    132,036
176,025                                   180,822
                                                                    -------
-------                                   -------
Net income (loss)                         $    119,990   (3,178)  126,704
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $     17,159     5,480   20,529
                                                                    =======
=======                                   =======
 Investor partners                        $    102,831   (8,658)  106,175
                                                                    =======
=======                                   =======
  Per investor partner unit               $      89.85    (7.57)    92.77
                                                                    =======
=======                                   =======


























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
           For the years ended December 31, 1999, 1998 and 1997


                                               Managing
                                               General   Investor
                                               Partner   Partners   Total
                                               -------   --------   -----

Balance at December 31, 1996, Restated    $     32,057   367,815  399,872

 Net income                                     20,529   106,175  126,704

 Distributions                                (31,900) (258,100)(290,000)
                                                                    -------
--------                                  --------
Balance at December 31, 1997                    20,686   215,890  236,576

 Net income (loss)                               5,480   (8,658)  (3,178)

 Distributions                                 (4,455)  (36,045) (40,500)
                                                                    -------
--------                                  --------
Balance at December 31, 1998                    21,711   171,187  192,898

 Net income                                     17,159   102,831  119,990

 Distributions                                 (9,350)  (75,650) (85,000)
                                                                    -------
--------                                  --------
Balance at December 31, 1999              $     29,520   198,368  227,888
                                                                    =======
========                                  ========






























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
           For the years ended December 31, 1999, 1998 and 1997



                                                 1999      1998      1997
                                                 ----      ----      ----

Cash flows from operating activities:

 Cash received from oil and gas sales     $    235,741   188,548  343,716
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(101,686)                                 (121,567)(117,118)
 Interest received                                 542       302    2,909
                                                                   --------
--------                                  --------
   Net  cash provided by operating activities              134,597   67,283
229,507
                                                                   --------
--------                                  --------
Cash flows from investing activities:

 Additions to oil and gas properties             (873)  (21,824)  (9,368)
                                                                   --------
--------                                  --------
Cash flows used in financing activities:

 Distributions to partners                    (88,247)  (38,217)(289,653)
                                                                   --------
--------                                  --------

Net increase (decrease) in cash and cash
 equivalents                                    45,477     7,242 (69,514)

 Beginning of period                            10,719     3,477   72,991
                                                                   --------
--------                                  --------
 End of period                            $     56,196    10,719    3,477
                                                                   ========
========                                  ========


(continued)























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                    Statements of Cash Flows, continued
               Years ended December 31, 1999, 1998 and 1997



                                                 1999      1998      1997
                                                 ----      ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $    119,990   (3,178)  126,704

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                36,000    53,000
59,923
  (Increase) decrease in receivables          (15,743)    16,003   39,099
  Increase (Decrease) in payables              (5,650)     1,458    3,781
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    134,597    67,283  229,507
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1999, 1998 and 1997 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1999, 1998 and 1997, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 1999 and 1998 is $131,815 and $144,886, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

     Number of Investor Partner Units
     As of December 31, 1999, 1998 and 1997, there were 1,144.5 investor partner units outstanding held by 103, 99 and 99 partners.

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

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

     The Partnership is subject to various federal, state and local environmental laws and regulations, which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

     As of December 31, 1999, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $13,000, $13,400 and $12,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $7,300, $3,200 and none for the years ended December 31, 1999, 1998 and 1997, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $11,000 in 1999, $10,793 during 1998 and $12,000 during 1997 for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $21,634 and $241 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1999 and 1998, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating none, none and $30 for the years ended December 31, 1999, 1998 and 1997, respectively.

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 85% of the Partnership's total oil and gas production during 1999: Navajo Refining Company, Inc. for 52% and Scurlock Permian LLC for 33%. Three purchasers accounted for 93% of the Partnership's total oil and gas production during 1998: Navajo Refining Company, Inc. for 45%, Scurlock Permian Corporation 38% and Phillips 66 Natural Gas Company for 10%. Two purchasers accounted for 83% of the Partnership's total oil and gas production during 1997:
     Navajo Refining Company, Inc. 49%, and Scurlock Permian Corporation 34%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                     Oil (bbls)   Gas (mcf)
                                                     ----------   ---------
     Proved developed and undeveloped
      reserves -

     January 1, 1997                                  74,000      141,000

       Revisions of estimates in place               (6,000)     (50,000)
       Production                                   (13,000)     (21,000)
                                                     -------      -------
     December 31, 1997                                55,000       70,000

       Revisions of estimates in place                 2,000       16,000
       Production                                   (11,000)     (18,000)
                                                     -------      -------
     December 31, 1998                                46,000       68,000

       Revisions of estimates in place                11,000       13,000
       Production                                   (13,000)     (20,000)
                                                     -------      -------
     December 31, 1999                                44,000       61,000
                                                     =======      =======

     Proved developed reserves -

     December 31, 1997                                55,000       70,000
                                                     =======      =======
     December 31, 1998                                46,000       68,000
                                                     =======      =======
     December 31, 1999                                44,000       61,000
                                                     =======      =======

     All of the Partnership's reserves are located within the continental United States.

     *Donald R. Creamer, P.E., an Independent Registered Petroleum Engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2000. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 1999 of $25.60 was used as the beginning basis for the oil price. Oil price adjustments  from  $25.60  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $23.73 per barrel in the preparation of the reserve report as of January 1, 2000.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited) - continued
     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1999 of $2.33 was used as the beginning basis. Gas price adjustments from $2.33 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.27 per Mcf in the preparation of the reserve report as of January 1, 2000.

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

     The Partnership has reserves which are classified as proved developed producing and proved developed non-producing. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1999, 1998 and 1997 is presented below:

                                              1999       1998        1997
                                              ----       ----        ----

     Future cash inflows                $  1,179,000    602,000  1,127,000
     Production and development costs        686,000    374,000    565,000
                                           ---------  ---------  ---------
     Future net cash flows                   493,000    228,000    562,000
     10% annual discount for estimated
       timing of cash flows                  142,000   (47,000)    112,000
                                           ---------  ---------  ---------
     Standardized measure of discounted
       future net cash flows            $    351,000    275,000    450,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                               1999       1998        1997
                                               ----       ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (172,000)   (73,000)  (202,000)
      Changes in prices and production costs             167,000  (339,000)
(472,000)
     Changes of production rates
       (timing) and others                  (20,000)    169,000   (19,000)
     Revisions of previous
       quantities estimates                   89,000     23,000   (93,000)
     Changes in estimated future
       development costs                    (16,000)          -          -
     Accretion of discount                    28,000     45,000    112,000
     Discounted future net
       cash flows -
      Beginning of year                      275,000    450,000  1,124,000
                                           ---------   --------  ---------
      End of year                       $    351,000    275,000    450,000
                                           =========   ========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

     Name                   Age                      Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      44     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              43          Secretary and Director

Bill E. Coggin                          45     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            41          Vice President, Marketing

Paul L. Morris              58          Director

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

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 42, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 44, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $11,000 during 1999, $10,793 during 1998 and $12,000 during 1997 as an annual administrative fee for reimbursement of indirect general and administrative costs.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns an 11 percent interest as a Managing General Partner. Through prior purchases, the Managing General Partner also owns 5 limited partner units, or .4% limited partner interest. The
Managing General Partner total percentage interest ownership in the Partnership is 11.0%.

No officer or director of the Managing General Partner owns Units in the Partnership. There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 1999, the Managing General Partner received $11,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $13,000 for administrative overhead attributable to operating such properties during 1999.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $7,300 for the year ended December 31, 1999.

The law firm of Baker, Donelson, Bearman & Caldwell, of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Baker, Donelson, Bearman & Caldwell provided services totaling approximately. There were no legal services for the year ended December 31, 1999, which constitutes an immaterial portion of that firm's business.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                 Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Independent Auditors Report
                  Balance Sheets
                  Statement of Operations
                  Statement of Changes in Partners' Equity
                  Statement of Cash Flows
                  Notes to Financial Statements

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

                  27 Financial Data Schedule

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 1999.

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


                          Date:  March 31, 2000


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


Date:  March 31, 2000


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 31, 2000