Form 10-Q
period 2000-03-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 2000-05-10
CIK 871327

Page 3 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2000           1999
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and equivalents                         $     32,748         56,196
 Receivable from Managing General Partner           17,933         21,634
 Distribution receivable                               462            617
                                                 ---------      ---------
    Total current assets                            51,143         78,447
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,098,441      1,098,441
  Less accumulated depreciation,
   depletion and amortization                      953,000        949,000
                                                 ---------      ---------
    Net oil and gas properties                     145,441        149,441
                                                 ---------      ---------
                                              $    196,584        227,888
                                                 =========      =========
  Liabilities and Partners' Equity

Partners' equity:
 Managing General Partner                     $     26,517         29,520
 Investor partners                                 170,067        198,368
                                                 ---------      ---------
    Total partners' equity                         196,584        227,888
                                                 ---------      ---------
                                              $    196,584        227,888
                                                 =========      =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
  Revenues

Oil and gas                                         $    36,070     39,171
Interest                                                     25         12
                                                        -------    -------
                                                         36,095     39,183
                                                        -------    -------
  Expenses

Production                                               19,291     17,336
General and administrative                                4,108      4,501
Depreciation, depletion and amortization                  4,000      7,000
                                                        -------    -------
                                                         27,399     28,837
                                                        -------    -------
Net income                                          $     8,696     10,346
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     1,397      1,908
                                                        =======    =======
 Investor partners                                  $     7,299      8,438
                                                        =======    =======
  Per investor partner unit                         $      6.38       7.37
                                                        =======    =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $    37,023     33,708
 Cash paid to suppliers                                (20,651)   (27,426)
 Interest received                                           25         12
                                                        -------    -------
  Net cash provided by operating activities              16,397      6,294
                                                        -------    -------
Cash flows used in investing activities:

 Additions to oil and gas properties                          -      (806)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (39,845)          -
                                                        -------    -------
Net  (decrease) increase in cash and cash equivalents              (23,448)
5,488

 Beginning of period                                     56,196     10,719
                                                        -------    -------
 End of period                                      $    32,748     16,207
                                                        =======    =======

                                                               (continued)

             Southwest Developmental Drilling Fund 91-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Reconciliation of net income to
 net cash provided by operating activities:

Net income                                          $     8,696     10,346

Adjustments to reconcile net income
 to net cash provided by operating activities:

  Depreciation, depletion and amortization                4,000      7,000
  Decrease (increase) in receivables                        953    (5,463)
  Increase (decrease) in payables                         2,748    (5,589)
                                                         ------    -------
Net cash provided by operating activities           $    16,397      6,294
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2000, and for the three months ended March 31, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management anticipates performing a workover during 1999. The Partnership should experience a normal decline, for the life of the properties.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended March 31, 2000 and 1999:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2000      1999    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   27.43     11.08     148%
Average price per mcf of gas              $    2.68      1.35      99%
Oil production in barrels                     1,100     3,000    (63%)
Gas production in mcf                         2,200     4,400    (50%)
Gross oil and gas revenue                 $  36,070    39,171     (8%)
Net oil and gas revenue                   $  16,779    21,835    (23%)
Partnership distributions                 $  40,000         -     100%
Investor partner distributions            $  35,600         -     100%
Per unit distribution to investor
 partners                                 $   31.11         -     100%
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $36,070 from $39,171 for the quarters ended March 31, 2000 and 1999, respectively, a decrease of 8%. The principal factors affecting the comparison of the quarters ended March 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 by 148%, or $16.35 per barrel, resulting in an increase of approximately $49,100 in revenues. Oil sales represented 84% of total oil and gas sales during the quarter ended March 31, 2000 as compared to 85% during the quarter ended March 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 99%, or $1.33 per mcf, resulting in an increase of approximately $5,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $55,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,900 barrels or 63% during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, resulting in a decrease of approximately $52,100 in revenues.

    Gas production decreased approximately 2,200 mcf or 50% during the same period, resulting in a decrease of approximately $5,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $58,000. The decrease in production is primarily due to the occurrence of payout on the Dagger Draw lease. Upon occurrence of payout the percentage of ownership for the Partnership decreased significantly.

Costs and Expenses

Total costs and expenses decreased to $27,399 from $28,837 for the quarters ended March 31, 2000 and 1999, respectively, a decrease of 5%. The decrease is the result of lower depletion expense and general and administrative expense, partially offset by an increase in lease operating costs.

1. Lease operating costs and production taxes were 11% higher, or approximately $2,000 more during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 9% or approximately $400 during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

3. Depletion expense decreased to $4,000 for the quarter ended March 31, 2000 from $7,000 for the same period in 1999. This represents a decrease of 43%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease of depletion expense between the comparative periods was the increase in the price of oil used to determine the Partnership's reserves.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $16,400 in the quarter ended March 31, 2000 as compared to approximately $6,300 in the quarter ended March 31, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the quarter ended March 31, 2000. Cash flows used in investing activities in the quarter ended March 31, 1999 were approximately $800.

Cash flows used in financing activities were $39,800 in the quarter ended March 31, 2000. There were no cash flows used in financing activities in the quarter ended March 31, 1999. The only use in financing activities would be distributions to partners.

Total distributions during the quarter ended March 31, 2000 were $40,000 of which $35,600 was distributed to the investor partners and $4,400 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 2000 was $31.11. There were no distributions during the quarter ended March 31, 1999.

The primary source for the 2000 distributions of $40,000 was oil and gas operations of approximately $16,400, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,252,740 have been made to the partners. As of March 31, 2000, $1,116,850 or $975.84 per investor partner unit has been distributed to the investor partners, representing a 98% return of the capital contributed.

As of March 31, 2000, the Partnership had approximately $51,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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


                              SOUTHWEST DEVELOPMENTAL
                              DRILLING FUND 91-A, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ J Steven Person
                                   ------------------------------
                                   J Steven Person, Vice-President of
                                   Marketing and Chief Financial Officer
                                   of Southwest Royalties, Inc.
                                   the Managing General Partner



Date:  May 15, 2000