Form 10-Q
period 2000-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 2000-08-10
CIK 871327

8 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     22,313          56,196
 Receivable from Managing General Partner          20,051          21,634
 Distribution receivable                              771             617
                                                ---------       ---------
    Total current assets                           43,135          78,447
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,098,441       1,098,441
  Less accumulated depreciation,
   depletion and amortization                     955,000         949,000
                                                ---------       ---------
    Net oil and gas properties                    143,441         149,441
                                                ---------       ---------
                                             $    186,576         227,888
                                                =========       =========
  Liabilities and Partners' Equity

Partners' equity:
 Managing General Partner                    $     25,636          29,520
 Investor partners                                160,940         198,368
                                                ---------       ---------
    Total partners' equity                        186,576         227,888
                                                ---------       ---------
                                             $    186,576         227,888
                                                =========       =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1998

  Revenues

Oil and gas                   $    43,113     45,273     79,183     84,444
Interest                               45         44         70         56
                                  -------    -------    -------    -------
                                   43,158     45,317     79,253     84,500
                                  -------    -------    -------    -------

  Expenses

Production                         17,316     17,730     36,608     35,065
General and administrative          3,850      4,427      7,957      8,929
Depreciation, depletion and
 amortization                       2,000      4,600      6,000     11,600
                                  -------    -------    -------    -------
                                   23,166     26,757     50,565     55,594
                                  -------    -------    -------    -------
Net income                    $    19,992     18,560     28,688     28,906
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     2,419      2,548      3,816      4,456
                                  =======    =======    =======    =======
 Investor partners            $    17,573     16,012     24,872     24,450
                                  =======    =======    =======    =======
  Per investor partner unit   $    15.35       13.99      21.73      21.36
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from oil and gas sales               $    80,085     68,596
 Cash paid to suppliers                                (43,884)   (48,179)
 Interest received                                           70         56
                                                        -------   --------
  Net cash provided by operating activities              36,271     20,473
                                                        -------   --------
Cash flows used in investing activities:

 Additions of oil and gas properties                          -      (806)
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (70,154)   (22,108)
                                                        -------   --------
Net decrease in cash and cash equivalents              (33,883)    (2,441)

 Beginning of period                                     56,196     10,719
                                                        -------   --------
 End of period                                      $    22,313      8,278
                                                        =======   ========

                                                               (continued)

             Southwest Developmental Drilling Fund 91-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    28,688     28,906

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization                6,000     11,600
  (Increase) decrease in receivables                        902   (15,848)
  Increase (decrease) in payables                           681    (4,185)
                                                        -------    -------
Net cash provided by operating activities           $    36,271     20,473
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    28.26     15.97        77%
Average price per mcf of gas             $     4.25      1.79       137%
Oil production in barrels                     1,300     2,450      (47%)
Gas production in mcf                         1,500     4,400      (66%)
Gross oil and gas revenue                $   43,113    45,273       (5%)
Net oil and gas revenue                  $   25,797    27,543       (6%)
Partnership distributions                $   30,000         -       100%
Investor partner distributions           $   26,700         -       100%
Per unit distribution to investor
 partners                                $    23.33         -       100%
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $43,113 from $45,273 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of 5%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 77%, or $12.29 per barrel, resulting in an increase of approximately $30,100 in revenues. Oil sales represented 85% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 83% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 137%, or $2.46 per mcf, resulting in an increase of approximately $10,800 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $40,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,150 barrels or 47% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $32,500 in revenues.

    Gas production decreased approximately 2,900 mcf or 66% during the same period, resulting in a decrease of approximately $12,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $44,800. The decrease in production is primarily due to the occurrence of payout on the Dagger Draw. Upon occurrence of payout the percentage of ownership for the Partnership's decreased significantly.

Costs and Expenses

Total costs and expenses decreased to $23,166 from $26,757 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of 13%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative expense.

1.  Lease   operating  costs  and  production  taxes  were  2%  lower,   or
    approximately $400 less during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 13% or approximately $600 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

3. Depletion expense decreased to $2,000 for the quarter ended June 30, 2000 from $4,600 for the same period in 1999. This represents a decrease of 57%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.   General  Comparison of the Six Month Periods Ended June 30,  2000  and
1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    27.88     13.65     104%
Average price per mcf of gas             $     3.32      1.58     110%
Oil production in barrels                     2,400     5,180    (54%)
Gas production in mcf                         3,700     8,700    (57%)
Gross oil and gas revenue                $   79,183    84,444     (6%)
Net oil and gas revenue                  $   42,575    49,379    (14%)
Partnership distributions                $   70,000    20,000     250%
Investor partner distributions           $   62,300    17,800     250%
Per unit distribution to investor
 partners                                $    54.43     15.55     250%
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $79,183 from $84,444 for the six months ended June 30, 2000 and 1999, respectively, a decrease of 6%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 104%, or $14.23 per barrel, resulting in an increase of approximately $73,700 in revenues. Oil sales represented 84% of total oil and gas sales during the six months ended June 30, 2000 as compared to 84% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 110%, or $1.74 per mcf, resulting in an increase of approximately $15,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $88,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,780 barrels or 54% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $77,500 in revenues.

    Gas production decreased approximately 5,000 mcf or 57% during the same period, resulting in a decrease of approximately $16,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $94,100. The decrease in production is primarily due to the occurrence of payout on the Dagger Draw. Upon occurrence of payout the percentage of ownership for the Partnership's decreased significantly.

Costs and Expenses

Total costs and expenses decreased to $50,565 from $55,594 for the six months ended June 30, 2000 and 1999, respectively, a decrease of 9%. The decrease is primarily the result of lower depletion expense and general and administrative expense, partially offset by an increase in lease operating costs.

1.  Lease  operating  costs  and  production  taxes  were  4%  higher,   or
    approximately $1,500 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 11% or approximately $970 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

3. Depletion expense decreased to $6,000 for the six months ended June 30, 2000 from $11,600 for the same period in 1999. This represents a decrease of 48%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $36,300 in the six months ended June 30, 2000 as compared to approximately $20,500 in the six months ended June 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

There were no investing activities in the six months ended June 30, 2000. Cash flows used in investing activities were approximately $800 in the six months ended June 30, 1999.

Cash flows used in financing activities were approximately $70,100 in the six months ended June 30, 2000 as compared to approximately $22,100 in the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $70,000 of which $62,300 was distributed to the investor partners and $7,700 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 2000 was $54.43. Total distributions during the six months ended June 30, 1999 were $20,000 of which $17,800 was distributed to the investor partners and $2,200 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1999 was $15.55.

The source for the 2000 distributions of $70,000 was oil and gas operations of approximately $36,300, with the balance from available cash on hand at the beginning of the period. The source for the 1999 distributions of $20,000 was oil and gas operations of approximately $20,500, partially offset by the addition to oil and gas properties of approximately $800, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,282,740 have been made to the partners. As of June 30, 2000, $1,143,550 or $999.17 per investor partner unit has been distributed to the investor partners, representing a 99% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $43,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              27 Financial Data Schedule

              (b)              Reports on Form 8-K:

              No reports on Form 8-
              K were filed during the quarter ended June 30, 2000.

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

Date: August 15, 2000