Form 10-Q
period 2000-09-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 2000-11-02
CIK 871327

Page 3 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   15,791         56,196
 Receivable from Managing General Partner          23,754         21,634
 Distribution receivable                              771            617
                                                ---------      ---------
     Total current assets                          40,316         78,447
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 1,098,592      1,098,441
  Less accumulated depreciation,
   depletion and amortization                     959,000        949,000
                                                ---------      ---------
     Net oil and gas properties                   139,592        149,441
                                                ---------      ---------
                                               $  179,908        227,888
                                                =========      =========

Liabilities and Partners' Equity

Partners' equity
 Managing General Partner                      $   25,342         29,520
 Investor partners                                154,566        198,368
                                                ---------      ---------
     Total partners' equity                       179,908        227,888
                                                ---------      ---------
                                               $  179,908        227,888
                                                =========      =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----

Revenues

Oil and gas                  $    50,127   127,204     129,310   211,648
Interest                              63       455         133       511
                                 -------   -------     -------   -------
                                  50,190   127,659     129,443   212,159
                                 -------   -------     -------   -------
Expenses

Production                        19,015    24,502      55,623    59,568
General and administrative         3,843     3,822      11,800    12,751
Depreciation, depletion and
 amortization                      4,000     8,400      10,000    20,000
                                 -------   -------     -------   -------
                                  26,858    36,724      77,423    92,319
                                 -------   -------     -------   -------
Net income                   $    23,332    90,935      52,020   119,840
                                 =======   =======     =======   =======

Net income allocated to:

 Managing General Partner    $     3,007    10,927       6,822    15,382
                                 =======   =======     =======   =======
 Investor Partners           $    20,325    80,008      45,198   104,458
                                 =======   =======     =======   =======
  Per investor partner unit  $     17.76     69.91       39.49     91.27
                                 =======   =======     =======   =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  124,418    205,621
 Cash paid to suppliers                              (64,651)   (76,148)
 Interest received                                        133        511
                                                      -------    -------
  Net cash provided by operating activities            59,900    129,984
                                                      -------    -------
Cash flows used in investing activities

 Additions to oil and gas properties                    (151)      (806)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (100,154)   (47,782)
                                                      -------    -------
Net (decrease) increase in cash and cash equivalents            (40,405)
81,396

 Beginning of period                                   56,196     10,719
                                                      -------    -------
 End of period                                     $   15,791     92,115
                                                      =======    =======

                                                             (continued)

             Southwest Developmental Drilling Fund 91-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Reconciliation of net income to net cash provided by operating activities

Net income                                         $   52,020    119,840

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              10,000     20,000
 Increase in receivables                              (4,892)    (6,027)
 (Decrease) increase in payables                        2,772    (3,829)
                                                      -------    -------
Net cash provided by operating activities          $   59,900    129,984
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Management does not anticipate performing workovers during the next year. The Partnership could possibly experience a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   30.99     18.01      72%
Average price per mcf of gas               $    4.51      1.79     152%
Oil production in barrels                      1,510     6,220    (76%)
Gas production in mcf                          1,700     8,500    (80%)
Gross oil and gas revenue                  $  50,127   127,204    (61%)
Net oil and gas revenue                    $  31,112   102,702    (70%)
Partnership distributions                  $  30,000    25,000      20%
Investor partner distributions             $  26,700    22,250      20%
Per unit distribution to investor partners $   23.33     19.44      20%
Number of investor partner units             1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $50,127 from $127,204 for the quarters ended September 30, 2000 and 1999, respectively, a decrease of 61%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 72%, or $12.98 per barrel, resulting in an increase of approximately $80,700 in revenues. Oil sales represented 86% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 88% during the quarter ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 152%, or $2.72 per mcf, resulting in an increase of approximately $23,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $103,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,710 barrels or 76% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in a decrease of approximately $146,000 in revenues.

    Gas production decreased approximately 6,800 mcf or 80% during the same period, resulting in a decrease of approximately $30,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $176,600. The sharp decrease in oil and gas production is in relation to a settlement of royalty on the Dagger Draw Lease. Production interest of approximately 5,000 bbls and 7,230 mcfs were held in suspense from 1993 through 1999. These dollars were received and recorded in Partnership during the third quarter of 1999.

Costs and Expenses

Total costs and expenses decreased to $26,858 from $36,724 for the quarters ended September 30, 2000 and 1999, respectively, a decrease of 27%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 22% lower, or approximately $5,500 less during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $20 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

3. Depletion expense decreased to $4,000 for the quarter ended September 30, 2000 from $8,400 for the same period in 1999. This represents a decrease of 52%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to value the reserves offset by the decrease in gross oil and gas revenues caused by a decrease in ownership of one well which caused our oil and gas property value to decline.

B.   General Comparison of the Nine Month Periods Ended September 30,  2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   29.36     16.03      83%
Average price per mcf of gas               $    3.61      1.68     115%
Oil production in barrels                      3,740    11,400    (67%)
Gas production in mcf                          5,400    17,200    (69%)
Gross oil and gas revenue                  $ 129,310   211,648    (39%)
Net oil and gas revenue                    $  73,687   152,080    (52%)
Partnership distributions                  $ 100,000    45,000     122%
Investor partner distributions             $  89,000    40,050     122%
Per unit distribution to investor partners $   77.76     34.99     122%
Number of investor partner units             1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $129,310 from $211,648 for the nine months ended September 30, 2000 and 1999, respectively, a decrease of 39%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 83%, or $13.33 per barrel, resulting in an increase of approximately $152,000 in revenues. Oil sales represented 85% of total oil and gas sales during the nine months ended September 30, 2000 as compared to 86% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 115%, or $1.93 per mcf, resulting in an increase of approximately $33,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $185,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 7,660 barrels or 67% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $224,900 in revenues.

    Gas production decreased approximately 11,800 mcf or 69% during the same period, resulting in a decrease of approximately $42,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $267,500. The sharp decrease in oil and gas production is in relation to a settlement of royalty on the Dagger Draw Lease. Production interest of approximately 5,000 bbls and 7,230 mcfs were held in suspense from 1993 through 1999. These dollars were received and recorded in Partnership during the third quarter of 1999.

Costs and Expenses

Total costs and expenses decreased to $77,423 from $92,319 for the nine months ended September 30, 2000 and 1999, respectively, a decrease of 16%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease   operating  costs  and  production  taxes  were  7%   lower,   or
   approximately $3,900 less during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $1,000 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

3. Depletion expense decreased to $10,000 for the nine months ended September 30, 2000 from $20,000 for the same period in 1999. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves and the increase in oil and gas revenues received by the Partnership.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $59,900 in the nine months ended September 30, 2000 as compared to approximately $130,000 in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $200 in the nine months ended September 30, 2000 as compared to approximately $800 in the nine months ended September 30, 1999. The principle use of the 2000 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $100,200 in the nine months ended September 30, 2000 as compared to approximately $47,800 in the nine months ended September 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $100,000 of which $89,000 was distributed to the investor partners and $11,000 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 2000 was
$77.76. Total distributions during the nine months ended September 30, 1999 were $45,000 of which $40,050 was distributed to the investor partners and $4,950 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 1999 was $34.99.

The source for the 2000 distributions of $100,000 was oil and gas operations of approximately $59,900, with the balance from available cash on hand at the beginning of the period. The source for the 1999 distributions of $45,000 was oil and gas operations of approximately $130,000 and the change in oil and gas properties of approximately $800, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,312,740 have been made to the partners. As of September 30, 2000, $1,170,250 or $1,022.50 per investor partner unit has been distributed to the investor partners, representing an 102% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $40,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000