Form 10-K
period 2000-12-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 2001-03-28
CIK 871327

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

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

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   8

 4.  Submission of Matters to a Vote of Security Holders                 8

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 9

 6.  Selected Financial Data                                            10

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      11

 8.  Financial Statements and Supplementary Data                        18

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             34

                                 Part III

10.  Directors and Executive Officers of the Registrant                 35

11.  Executive Compensation                                             36

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         36

13.  Certain Relationships and Related Transactions                     37

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        38

     Signatures                                                         39

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  92  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. The Partnership has no employees.

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

The year 2000 was a record year for crude oil prices. The world energy markets witnessed a continuation of the 1999 recovery seeing prices in the U.S. peak at $37 per barrel in September. Increasing demand and depleting inventories appeared to be the motivators in crude's dramatic rise. At the beginning of 2000, U.S. crude oil inventories were approximately 16% lower than at the beginning of 1999 and summer vacationers made it through a travel season that saw gasoline prices top $2 per gallon in some U.S. markets. The lack of crude oil inventory in the U.S. was also magnified by the colder than normal winter that much of the country experienced. However, several production increases from OPEC coupled with President
Clinton's release of 30 million barrels of oil from the U.S. Strategic Petroleum Reserve in September contributed to the slow in prices toward the end of the year. After averaging $30 per barrel for the year and over $32 from August through November, oil prices closed out the year 2000 at $26.80 per barrel.

Tighter supplies, rising demand, and the return of more seasonal summer and winter weather catapulted spot gas prices in 2000 to the highest levels since the market was deregulated in the mid-1980's. Average monthly spot prices rose an astounding 72.9% over 1999 levels to average $3.77/MMBTU. The climb in prices was fairly steady throughout the year, with the first-quarter spot prices averaging $2.44/MMBtu. After the winter season ended with a huge storage deficit of 306 BCF, a combination of factors contributed further to the upward trend in spot prices. As the summer temperatures heated up and the rate of storage injections remained sluggish, competition for gas supplies became fierce between power generators and gas utilities attempting to refill storage. Spot prices really took off in the fourth quarter as competition for storage gas in the waning days of the refill season became supercharged. And then came weeks of early heating-season cold, which caused gas utilities to scramble to meet the heating loads. A year of record high prices was capped off in December, with spot prices averaging $6.14/MMBtu, more than two-and-a-half times the previous five-year December average of $2.43/MMBtu.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    2000          85%          15%
                    1999          86%          14%
                    1998          83%          17%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 91% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 78% and Duke Energy Transport for 13%. Two purchasers accounted for 85% of the Partnership's total oil and gas production during 1999: Navajo Refining Company, Inc. for 52% and Scurlock Permian LLC for 33%. Three purchasers accounted for 93% of the Partnership's total oil and gas production during 1998: Navajo Refining Company, Inc. for 45%, Scurlock Permian Corporation 38% and Phillips 66 Natural Gas Company for 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, land men and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2000 there were 92 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2000, the Partnership possessed an interest in oil and gas properties located in Eddy County of New Mexico and Rains, Van Zandt and Ward County of Texas. These properties consist of various interests in 5 wells.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 2000, 1999 and 1998.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased        No. of           Proved Reserves*
Name and Location   and Interest      Wells        Oil (bbls)    Gas (mcf)
-----------------   ------------      -----        ----------    ---------

Carson E              6/92                1          9,000         23,000
Ward County,          90%
Texas                 working
                      interest

Carson F #1           6/92                1         37,000         36,000
Ward County,          89%
Texas                 working
                      interest


*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments from $26.80 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $26.18 per barrel in the preparation of the reserve report as of January 1, 2001.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.92 per Mcf in the preparation of the reserve report as of January 1, 2001.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 2000, no limited partner units were purchased by the Managing General Partner. In 1999, 5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $78.06 per unit. As of December 31, 1998, no limited partner units were purchased by the Managing General Partner.

Number of Limited and General Partner Interest Holders
As of December 31, 2000, there were 103 holders of limited partner units and no holders of general partner units in the Partnership.

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

During 2000, quarterly distributions were made totaling $121,035, with $107,721 distributed to the investor partners and $13,314 to the Managing General Partner. For the year ended December 31, 2000, distributions of $94.12 per investor partner unit were made, based upon 1,144.50 investor partner units outstanding. During 1999, distributions were made totaling $85,000, with $75,650 distributed to the investor partners and $9,350 to the Managing General Partner. For the year ended December 31, 1999, distributions of $66.10 per investor partner unit were made, based upon 1,144.5 investor partner units outstanding. During 1998, distributions were made totaling $40,500, with $36,045 distributed to the investor partners and $4,455 to the Managing General Partner. For the year ended December 31, 1998, distributions of $31.49 per investor partner unit were made, based upon 1,144.50 investor partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                     -----------------------------------------------------
                                            Restated
                        2000        1999      1998        1997      1996
                        ----        ----      ----        ----      ----
Revenues            $  162,884    252,026    172,847    307,526   480,994

Net income (loss)       58,242    119,990    (3,178)    126,704   278,970

Partners' share of
 net income (loss):

  Managing General
   Partner               7,617     17,159      5,480     20,529    38,903

  Investor partners     50,625    102,831    (8,658)    106,175   240,067

Investor partners'
 net income (loss)
  per unit               44.23      89.85     (7.57)      92.77    209.76

Investor partners'
 cash distributions
  per unit               94.12      66.10      31.49     225.51    196.74

Total assets        $  165,095    237,888    195,528    236,923   399,872

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

Based on current conditions, management anticipates performing no workovers during 2001 to enhance production. Additional workovers may be performed in the year 2003. The partnership may have an increase in production volumes for the year 2003, otherwise, the partnership will most likely experience the historical production decline of approximately 12% per year.

A.  General Comparison of the Years Ended December 31, 2000 and 1999

The following table provides certain information regarding performance factors for the years ended December 31, 2000 and 1999:

                                                  Year Ended
                                                 December 31,    Percentage
                                                                  Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   29.88    16.88      77%
Average price per mcf of gas               $    3.82     1.81     111%
Oil production in barrels                      4,600   12,800    (64%)
Gas production in mcf                          6,600   19,540    (66%)
Gross oil and gas revenue                  $ 162,628  251,484    (35%)
Net oil and gas revenue                    $  83,755  171,878    (51%)
Partnership distributions                  $ 121,035   85,000      42%
Limited partner distributions              $ 107,721   75,650      42%
Per unit distribution to limited partners  $   94.12    66.10      42%
Number of limited partner units              1,144.5  1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $162,628 from $251,484 for the years ended December 31, 2000 and 1999, respectively, a decrease of 35%. The principal factors affecting the comparison of the years ended December 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2000 as compared to the year ended December 31, 1999 by 77%, or $13.00 per barrel, resulting in an increase of approximately $59,800 in revenues. Oil sales represented %85 of total oil and gas sales during the year ended December 31, 2000 as compared to 86% during the year ended December 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 111%, or $2.01 per mcf, resulting in an increase of approximately $13,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $73,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 8,200 barrels or 64% during the year ended December 31, 2000 as compared to the year ended December 31, 1999, resulting in a decrease of approximately $138,400 in revenues.

    Gas production decreased approximately 12,940 mcf or 66% during the same period, resulting in a decrease of approximately $23,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $161,800. The sharp decrease in oil and gas production is in relation to a settlement of royalty on the Dagger Draw Lease. Production interest of approximately 5,000 bbls and 7,230 mcfs were held in suspense from 1993 through 1999. These dollars were received and recorded in the Partnership during the third quarter of 1999. Production without the settlement would be a decrease of 25% for oil and 29% for gas. This decrease was due to the occurrence of payout on the Dagger Draw. Upon occurrence of payout the percentage of ownership for the Partnership decrease significantly.

Costs and Expenses

Total costs and expenses decreased to $104,642 from $132,036 for the years ended December 31, 2000 and 1999, respectively, a decrease of 21%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative costs.

1. Lease operating costs and production taxes were 1% lower, or approximately $700 less during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 10% or approximately $1,700 during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

3. Depletion expense decreased to $11,000 for the year ended December 31, 2000 from $36,000 for the same period in 2000. This represents a decrease of 69%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   The major factor to the decline in depletion expense between the comparative periods was the increase in oil and gas prices of the 2001 reserves as compared to 2000.

   Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $4,000 as of December 31, 1999.

B.  General Comparison of the Years Ended December 31, 1999 and 1998

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

2. Lease operating costs and production taxes were 21% lower, or approximately $20,500 less during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease in lease operating costs are due primarily to workover expenses incurred during 1998 and the issuance of a fairness letter, which decreased the Partnership's ownership percentage on the Dagger Draw.

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

C.  Revenue and Distribution Comparison

Partnership net income (loss) for the years ended December 31, 2000, 1999 and 1998 was $58,242, $119,990 and $(3,178), respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 2000, 1999 and 1998 was $69,242, $155,990 and
$49,822, respectively. Correspondingly, Partnership distributions for the years ended December 31, 2000, 1999 and 1998 were $121,035, $85,000 and
$40,500, respectively.

The  sources  for  the  2000 distributions of $121,035  were  oil  and  gas operations of approximately $78,700 and the change in oil and gas properties of approximately $(200), with the balance from available cash on hand at the beginning of the period. The sources for the 1999 distributions of $85,000 were oil and gas operations of approximately $134,600 and the change in oil and gas properties of approximately $(900), resulting in excess cash for contingencies or subsequent distributions. The sources for the 1998 distributions of $40,500 were oil and gas operations of approximately $67,300 and the change in oil and gas properties of approximately $(21,800), resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2000 were $121,035 of which $107,721 was distributed to the investor partners and $13,314 to the Managing General Partner. The per unit distribution to investor partners during the same period was $94.12. Total distributions during the year ended December 31, 1999 were $85,000 of which $75,650 was distributed to the investor partners and $9,350 to the Managing General Partner. The per unit distribution to investor partners during the same period was $66.10. Total distributions during the year ended December 31, 1998 were $40,500 of which $36,045 was distributed to the investor partners and $4,455 to the Managing General Partner. The per unit distribution to investor partners during the same period was $31.49.

Since inception of the Partnership, cumulative monthly cash distributions of $1,333,775 have been made to the partners. As of December 31, 2000, $1,188,971 or $1,038.86 per investor partner unit, has been distributed to the investor partners, representing a 104% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from oil and gas properties. The Partnership anticipates the primary source of cash to continue being from the oil and gas operations.

Cash flows provided by operating activities were approximately $78,700 in 2000 compared to $134,600 in 1999 and approximately $67,300 in 1998. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $200 in 2000 compared to $900 in 1999 and approximately $21,800 in 1998. The principal use of the 2000 cash flow from investing activities was additions to oil and gas properties.

Cash flows used in financing activities were approximately $120,400 in 2000
compared  to $88,200 in 1999 and approximately $38,200 in 1998.   The  only
use in the 2000 financing activities was the distributions to partners.

As of December 31, 2000, the Partnership had approximately $26,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

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

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Developmental Drilling
 Fund 91-A, L.P.
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Developmental Drilling Fund 91-A, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Developmental Drilling Fund 91-A, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 21, 2001

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2000 and 1999


2000                                                  1999
                                                      ----          ----

  Assets

Current assets:
 Cash and cash equivalents                   $        14,338       56,196
 Receivable from Managing General Partner             12,165       21,634
 Distribution receivable                                   -          617

---------                                    ---------
                                                 Total    current    assets
26,503                                       78,447

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,098,592    1,098,441
  Less accumulated depreciation,
                                               depletion  and  amortization
960,000                                      949,000

---------                                    ---------
                                              Net  oil  and gas  properties
138,592                                      149,441

---------                                    ---------
                                                                          $
165,095                                      227,888

=========                                    =========
  Liabilities and Partners' Equity

Partners' equity:

 Managing General Partner                    $        23,823       29,520
 Investor partners                                   141,272      198,368

---------                                    ---------
                                                Total    partners'   equity
165,095                                      227,888

---------                                    ---------
                                                                          $
165,095                                      227,888

=========                                    =========

















                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
           For the years ended December 31, 2000, 1999 and 1998



                                                 2000      1999      1998
                                                 ----      ----      ----

  Revenues

Oil and gas sales                         $    162,628   251,484  172,545
Interest income from operations                    256       542      302
                                                                    -------
-------                                   -------
                                                                    162,884
252,026                                   172,847
                                                                    -------
-------                                   -------
  Expenses

Production                                      78,873    79,606  100,135
General and administrative                      14,769    16,430   22,890
Depreciation, depletion and amortization        11,000    36,000   53,000
                                                                    -------
-------                                   -------
                                                                    104,642
132,036                                   176,025
                                                                    -------
-------                                   -------
Net income (loss)                         $     58,242   119,990  (3,178)
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $      7,617    17,159    5,480
                                                                    =======
=======                                   =======
 Investor partners                        $     50,625   102,831  (8,658)
                                                                    =======
=======                                   =======
  Per investor partner unit               $      44.23     89.85    (7.57)
                                                                    =======
=======                                   =======


























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
           For the years ended December 31, 2000, 1999 and 1998


                                               Managing
                                               General   Investor
                                               Partner   Partners   Total
                                               -------   --------   -----

Balance at December 31, 1997              $     20,686   215,890  236,576

 Net income (loss)                               5,480   (8,658)  (3,178)

 Distributions                                 (4,455)  (36,045) (40,500)
                                                                    -------
--------                                  --------
Balance at December 31, 1998                    21,711   171,187  192,898

 Net income                                     17,159   102,831  119,990

 Distributions                                 (9,350)  (75,650) (85,000)
                                                                    -------
--------                                  --------
Balance at December 31, 1999                    29,520   198,368  227,888

 Net income                                      7,617    50,625   58,242

 Distributions                                (13,314) (107,721)(121,035)
                                                                    -------
--------                                  --------
Balance at December 31, 2000              $     23,823   141,272  165,095
                                                                    =======
========                                  ========






























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
           For the years ended December 31, 2000, 1999 and 1998



                                                 2000      1999      1998
                                                 ----      ----      ----

Cash flows from operating activities:

 Cash received from oil and gas sales     $    166,419   235,741  188,548
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(87,964)                                  (101,686)(121,567)
 Interest received                                 256       542      302
                                                                   --------
--------                                  --------
   Net  cash provided by operating activities               78,711  134,597
67,283
                                                                   --------
--------                                  --------
Cash flows from investing activities:

 Additions to oil and gas properties             (151)     (873) (21,824)
                                                                   --------
--------                                  --------
Cash flows from financing activities:

 Distributions to partners                   (120,418)  (88,247) (38,217)
                                                                   --------
--------                                  --------
Net (decrease) increase in cash and cash
 equivalents                                  (41,858)    45,477    7,242

 Beginning of period                            56,196    10,719    3,477
                                                                   --------
--------                                  --------
 End of period                            $     14,338    56,196   10,719
                                                                   ========
========                                  ========


(continued)























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                    Statements of Cash Flows, continued
               Years ended December 31, 2000, 1999 and 1998



                                                 2000      1999      1998
                                                 ----      ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $     58,242   119,990  (3,178)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                11,000    36,000
53,000
  Decrease (increase) in receivables             3,791  (15,743)   16,003
  Increase (decrease) in payables                5,678   (5,650)    1,458
                                                                    -------
-------                                   -------
Net cash provided by operating activities $     78,711   134,597   67,283
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2000, 1999 and 1998 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2000, 1999 and 1998, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 2000 and 1999 is $130,818 and $131,815, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

     Number of Investor Partner Units
     As of December 31, 2000, 1999 and 1998, there were 1,144.5 investor partner units outstanding held by 103, 103 and 99 partners.

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

     As of December 31, 2000, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $11,400, $13,000 and $13,400 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $4,300, $7,300 and $3,200 for the years ended December 31, 2000, 1999 and 1998, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $10,800 in 2000, $11,000 in 1999 and $10,793 in 1998 for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $12,200 and $21,600 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2000 and 1999, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services. The Partnership had no legal services for the years ended December 31, 2000, 1999 and 1998, respectively.

5.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 91% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 78% and Duke Energy Transport for 13%. Two purchasers accounted for 85% of the Partnership's total oil and gas production during 1999: Navajo Refining Company, Inc. for 52% and Scurlock Permian LLC for 33%. Three purchasers accounted for 93% of the Partnership's total oil and gas production during 1998: Navajo Refining Company, Inc. for 45%, Scurlock Permian Corporation 38% and Phillips 66 Natural Gas Company for 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                     Oil (bbls)   Gas (mcf)
                                                     ----------   ---------
     Proved developed and undeveloped
      reserves -

     January 1, 1998                                  55,000       70,000

       Revisions of estimates in place                 2,000       16,000
       Production                                   (11,000)     (18,000)
                                                     -------      -------
     December 31, 1998                                46,000       68,000

       Revisions of estimates in place                11,000       13,000
       Production                                   (13,000)     (20,000)
                                                     -------      -------
     December 31, 1999                                44,000       61,000

       Revisions of estimates in place                10,000       15,000
       Production                                    (5,000)      (7,000)
                                                     -------      -------
     December 31, 2000                                49,000       69,000
                                                     =======      =======

     Proved developed reserves -

     December 31, 1998                                46,000       68,000
                                                     =======      =======
     December 31, 1999                                44,000       61,000
                                                     =======      =======
     December 31, 2000                                49,000       69,000
                                                     =======      =======

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments  from  $26.80  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $26.18 per barrel in the preparation of the reserve report as of January 1, 2001.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued
     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.92 per Mcf in the preparation of the reserve report as of January 1, 2001.

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

     The Partnership has reserves which are classified as proved developed producing and proved developed non-producing. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000, 1999 and 1998 is presented below:

                                              2000       1999        1998
                                              ----       ----        ----

     Future cash inflows                $  1,966,000  1,179,000    602,000
     Production and development costs      1,129,000    686,000    374,000
                                           ---------  ---------  ---------
     Future net cash flows                   837,000    493,000    228,000
     10% annual discount for estimated
       timing of cash flows                  275,000    142,000   (47,000)
                                           ---------  ---------  ---------
     Standardized measure of discounted
       future net cash flows            $    562,000    351,000    275,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                               2000       1999        1998
                                               ----       ----        ----

     Sales of oil and gas produced,
       net of production costs          $   (84,000)  (172,000)   (73,000)
      Changes in prices and production costs             157,000    167,000
(339,000)
     Changes of production rates
       (timing) and others                  (28,000)   (20,000)    169,000
     Revisions of previous
       quantities estimates                  116,000     89,000     23,000
     Changes in estimated future
       development costs                      15,000   (16,000)          -
     Accretion of discount                    35,000     28,000     45,000
     Discounted future net
       cash flows -
      Beginning of year                      351,000    275,000    450,000
                                           ---------   --------  ---------
      End of year                       $    562,000    351,000    275,000
                                           =========   ========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2000:
     Total revenues           $   36,095     43,158    50,190      33,441
     Total expenses               27,399     23,166    26,858      27,219
     Net income                    8,696     19,992    23,332       6,222
     Net income per limited
      partners unit                 6.38      15.35     17.76        4.74

  1999:
     Total revenues           $   39,183     45,317   127,659      39,867
     Total expenses               28,837     26,757    36,724      39,718
     Net income                   10,346     18,560    90,935         149
     Net income (loss) per limited
      partners unit                 7.37      13.99     69.91      (1.42)

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

     Name                   Age                      Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      45     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              44          Secretary and Director

Bill E. Coggin                          46     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            42          Vice President, Marketing

Paul L. Morris              59          Director

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

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.B.A. from Houston Baptist University in 1987.

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with the Columbia Gas System, Inc.

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 43, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 45, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $10,800 during 2000, $11,000 during 1999 and $10,793 during 1998 as an annual administrative fee for reimbursement of indirect general and administrative costs.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns an 11 percent interest as a Managing General Partner. Through prior purchases, the Managing General Partner also owns 5 limited partner units, or .4% limited partner interest. The
Managing General Partner total percentage interest ownership in the Partnership is 11.4%.

No officer or director of the Managing General Partner owns Units in the Partnership. There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2000, the Managing General Partner received $10,800 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $11,400 for administrative overhead attributable to operating such properties during 2000.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $4,300 for the year ended December 31, 2000.

The law firm of Baker, Donelson, Bearman & Caldwell, of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Baker, Donelson, Bearman & Caldwell provided services totaling approximately. There were no legal services for the year ended December 31, 2000, which constitutes an immaterial portion of that firm's business.

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

                  27 Financial Data Schedule

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2000.

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


                          Date:  March 30, 2001


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


Date:  March 30, 2001


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 30, 2001