Form 10-Q
period 2001-03-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 2001-05-09
CIK 871327

Page 13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2001           2000
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and equivalents                         $     11,650         14,338
 Receivable from Managing General Partner           22,285         12,165
                                                 ---------      ---------
    Total current assets                            33,935         26,503
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,098,592      1,098,592
  Less accumulated depreciation,
   depletion and amortization                      965,000        960,000
                                                 ---------      ---------
    Net oil and gas properties                     133,592        138,592
                                                 ---------      ---------
                                              $    167,527        165,095
                                                 =========      =========
  Liabilities and Partners' Equity

Partners' equity:
 Managing General Partner                     $     24,641         23,823
 Investor partners                                 142,886        141,272
                                                 ---------      ---------
    Total partners' equity                         167,527        165,095
                                                 ---------      ---------
                                              $    167,527        165,095
                                                 =========      =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
  Revenues

Oil and gas                                         $    55,482     36,070
Interest                                                     58         25
                                                        -------    -------
                                                         55,540     36,095
                                                        -------    -------
  Expenses

Production                                               14,278     19,291
General and administrative                                3,830      4,108
Depreciation, depletion and amortization                  5,000      4,000
                                                        -------    -------
                                                         23,108     27,399
                                                        -------    -------
Net income                                          $    32,432      8,696
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     4,118      1,397
                                                        =======    =======
 Investor partners                                  $    28,314      7,299
                                                        =======    =======
  Per investor partner unit                         $     24.74       6.38
                                                        =======    =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $    49,700     37,023
 Cash paid to suppliers                                (22,446)   (20,651)
 Interest received                                           58         25
                                                        -------    -------
  Net cash provided by operating activities              27,312     16,397
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (30,000)   (39,845)
                                                        -------    -------
Net decrease in cash and cash equivalents               (2,688)   (23,448)

 Beginning of period                                     14,338     56,196
                                                        -------    -------
 End of period                                      $    11,650     32,748
                                                        =======    =======

                                                               (continued)

             Southwest Developmental Drilling Fund 91-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Reconciliation of net income to
 net cash provided by operating activities:

Net income                                          $    32,432      8,696

Adjustments to reconcile net income
 to net cash provided by operating activities:

  Depreciation, depletion and amortization                5,000      4,000
  (Increase) decrease in receivables                    (5,782)        953
  (Decrease) increase  in payables                      (4,338)      2,748
                                                         ------    -------
Net cash provided by operating activities           $    27,312     16,397
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2001      2000    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   30.34     27.43      11%
Average price per mcf of gas              $    7.22      2.68     169%
Oil production in barrels                     1,400     1,100      27%
Gas production in mcf                         1,800     2,200    (18%)
Gross oil and gas revenue                 $  55,482    36,070      54%
Net oil and gas revenue                   $  41,204    16,779     146%
Partnership distributions                 $  30,000    40,000    (25%)
Investor partner distributions            $  26,700    35,600    (25%)
Per unit distribution to investor
 partners                                 $   23.33     31.11    (25%)
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues increased to $55,482 from $36,070 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 54%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 11%, or $2.91 per barrel, resulting in an increase of approximately $4,100 in revenues. Oil sales represented 77% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 84% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 169%, or $4.54 per mcf, resulting in an increase of approximately $8,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $12,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 300 barrels or 27% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in an increase of approximately $8,200 in revenues.

    Gas production decreased approximately 400 mcf or 18% during the same period, resulting in a decrease of approximately $1,100 in revenues.

    The net total increase in revenues due to the change in production is approximately $7,100. The increase in oil production is due primarily to work performed in 2000 that successfully increased production. The increase in oil production was partially offset by a decrease in gas production that was due to downtime on one well.

Costs and Expenses

Total costs and expenses decreased to $23,108 from $27,399 for the quarters ended March 31, 2001 and 2000, respectively, a decrease of 16%. The decrease is the result of lower general and administrative expense and lease operating costs, partially offset by an increase in depletion expense.

1. Lease operating costs and production taxes were 26% lower, or approximately $5,000 less during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The decrease is primarily the result of repairs and maintenance performed during the first quarter of 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $300 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

3. Depletion expense increased to $5,000 for the quarter ended March 31, 2001 from $4,000 for the same period in 2000. This represents an increase of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase of depletion expense between the comparative periods was the increase in oil and gas sales for 2001 and the increase in the price of gas used to determine the Partnership's reserves.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $27,300 in the quarter ended March 31, 2001 as compared to approximately $16,400 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were $30,000 in the quarter ended March 31, 2001 as compared to approximately $39,800 in the quarter ended March 31, 2000. The only use in financing activities would be distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $30,000 of which $26,700 was distributed to the investor partners and $3,300 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 2001 was $23.33. Total distributions during the quarter ended March 31, 2000 were $40,000 of which $35,600 was distributed to the investor partners and $4,400 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 2000 was $31.11.

The primary source for the 2001 distributions of $30,000 was oil and gas operations of approximately $27,300, with the balance from available cash on hand at the beginning of the period. The primary source for the 2000 distributions of $40,000 was oil and gas operations of approximately $16,400, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,363,775 have been made to the partners. As of March 31, 2001, $1,215,671 or $1,062.19 per investor partner unit has been distributed to the investor partners, representing a 106% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $33,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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



Date:  May 15, 2001