Form 10-Q
period 2001-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 2001-08-02
CIK 871327

14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)

  Assets
  ------
Current assets:
 Cash and equivalents                         $      9,055         14,338
 Receivable from Managing General Partner            7,684         12,165
                                                 ---------      ---------
    Total current assets                            16,739         26,503
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,098,592      1,098,592
  Less accumulated depreciation,
   depletion and amortization                      969,000        960,000
                                                 ---------      ---------
    Net oil and gas properties                     129,592        138,592
                                                 ---------      ---------
                                              $    146,331        165,095
                                                 =========      =========
  Liabilities and Partners' Equity
  --------------------------------

Current liability - Distributions payable     $         48              -
                                                 ---------      ---------
Partners' equity:
 Managing General Partner                           22,744         23,823
 Investor partners                                 123,539        141,272
                                                 ---------      ---------
    Total partners' equity                         146,283        165,095
                                                 ---------      ---------
                                              $    146,331        165,095
                                                 =========      =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $    23,540     43,113     79,022     79,183
Interest                               54         45        112         70
                                  -------    -------    -------    -------
                                   23,594     43,158     79,134     79,253
                                  -------    -------    -------    -------

  Expenses
  --------
Production                         24,509     17,316     38,787     36,608
General and administrative          3,829      3,850      7,659      7,957
Depreciation, depletion and
 amortization                       4,000      2,000      9,000      6,000
                                  -------    -------    -------    -------
                                   32,338     23,166     55,446     50,565
                                  -------    -------    -------    -------
Net income (loss)             $   (8,744)     19,992     23,688     28,688
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     (522)      2,419      3,596      3,816
                                  =======    =======    =======    =======
 Investor partners            $   (8,222)     17,573     20,092     24,872
                                  =======    =======    =======    =======
  Per investor partner unit   $    (7.18)     15.35       17.56      21.73
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                         -----     -----

Cash flows from operating activities:

 Cash received from oil and gas sales               $    89,420     80,085
 Cash paid to suppliers                                (52,363)   (43,884)
 Interest received                                          112         70
                                                        -------   --------
  Net cash provided by operating activities              37,169     36,271
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (42,452)   (70,154)
                                                        -------   --------

Net decrease in cash and cash equivalents               (5,283)   (33,883)

 Beginning of period                                     14,338     56,196
                                                        -------   --------
 End of period                                      $     9,055     22,313
                                                        =======   ========
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    23,688     28,688

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization                9,000      6,000
  Decrease in receivables                                10,398        902
  (Decrease) increase in payables                       (5,917)        681
    -------              -------
Net cash provided by operating activities           $    37,169     36,271
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based  on  current  conditions, management does not  anticipate  performing
workovers.   The Partnership could possibly experience a normal decline  of
12% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    27.05     28.26       (4%)
Average price per mcf of gas             $     4.22      4.25       (1%)
Oil production in barrels                     1,110     1,300      (15%)
Gas production in mcf                         1,340     1,500      (11%)
Gross oil and gas revenue                $   23,540    43,113      (45%)
Net oil and gas revenue                  $    (969)    25,797     (104%)
Partnership distributions                $   12,500    30,000      (58%)
Investor partner distributions           $   11,125    26,700      (58%)
Per unit distribution to investor
 partners                                $     9.72     23.33      (58%)
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $23,540 from $43,113 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 45%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 4%, or $1.21 per barrel, resulting in a decrease of approximately $1,300 in revenues. Oil sales represented 84% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 85% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 1%, or $.03 per mcf, resulting in a decrease of approximately $40 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $1,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 190 barrels or 15% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in a decrease of approximately $5,400 in revenues.

    Gas production decreased approximately 160 mcf or 11% during the same period, resulting in a decrease of approximately $700 in revenues.

    The total decrease in revenues due to the change in production is approximately $6,100.

Costs and Expenses

Total costs and expenses increased to $32,338 from $23,166 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 40%. The increase is the result of higher lease operating costs and depletion expense, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 42% higher, or approximately $7,200 more during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The increase in lease operating expense is due to pulling expense on one lease and maintenance and other repairs being performed in 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $20 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

3. Depletion expense increased to $4,000 for the quarter ended June 30, 2001 from $2,000 for the same period in 2000. This represents an increase of 100%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.   General  Comparison of the Six Month Periods Ended June 30,  2001  and
2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    27.71     27.88     (1%)
Average price per mcf of gas             $     5.27      3.32      59%
Oil production in barrels                     2,260     2,400     (6%)
Gas production in mcf                         3,110     3,700    (16%)
Gross oil and gas revenue                $   79,022    79,183        -
Net oil and gas revenue                  $   40,235    42,575     (5%)
Partnership distributions                $   42,500    70,000    (39%)
Investor partner distributions           $   37,825    62,300    (39%)
Per unit distribution to investor
 partners                                $    33.05     54.43    (39%)
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $79,022 from $79,183 for the six months ended June 30, 2001 and 2000, respectively, a decrease of less than 1%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 1%, or $.17 per barrel, resulting in a decrease of approximately $400 in revenues. Oil sales represented 79% of total oil and gas sales during the six months ended June 30, 2001 as compared to 84% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 59%, or $1.95 per mcf, resulting in an increase of approximately $6,100 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $5,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 140 barrels or 6% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in a decrease of approximately $3,900 in revenues.

    Gas production decreased approximately 590 mcf or 16% during the same period, resulting in a decrease of approximately $2,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $5,900.

Costs and Expenses

Total costs and expenses increased to $55,446 from $50,565 for the six months ended June 30, 2001 and 2000, respectively, an increase of 10%. The increase is primarily the result of higher depletion expense and lease operating costs, partially offset by a decrease in general and administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  6%  higher,   or
    approximately $2,200 more during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $300 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

3. Depletion expense increased to $9,000 for the six months ended June 30, 2001 from $6,000 for the same period in 2000. This represents an increase of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $37,200 in the six months ended June 30, 2001 as compared to approximately $36,300 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $42,500 in the six months ended June 30, 2001 as compared to approximately $70,100 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $42,500 of which $37,825 was distributed to the investor partners and $4,675 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 2001 was $33.05. Total distributions during the six months ended June 30, 2000 were $70,000 of which $62,300 was distributed to the investor partners and $7,700 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 2000 was $54.43.

The source for the 2001 distributions of $42,500 was oil and gas operations of approximately $37,200, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $70,000 was oil and gas operations of approximately $36,300, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,376,275 have been made to the partners. As of June 30, 2001, $1,226,796 or $1,071.91 per investor partner unit has been distributed to the investor partners, representing a 107% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $16,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

              (a)       Reports on Form 8-K:

             No reports on Form 8-
              K were filed during the quarter ended June 30, 2001.

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

Date: August 15, 2001