Form 10-Q
period 2001-09-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 2001-11-13
CIK 871327

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current assets:
 Cash and equivalents                         $      5,858         14,338
 Receivable from Managing General Partner            8,147         12,165
                                                 ---------      ---------
    Total current assets                            14,005         26,503
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,098,776      1,098,592
  Less accumulated depreciation,
   depletion and amortization                      976,000        960,000
                                                 ---------      ---------
    Net oil and gas properties                     122,776        138,592
                                                 ---------      ---------
                                              $    136,781        165,095
                                                 =========      =========
Liabilities and Partners' Equity
--------------------------------
Partners' equity:
 Managing General Partner                     $     22,468         23,823
 Investor partners                                 114,313        141,272
                                                 ---------      ---------
    Total partners' equity                         136,781        165,095
                                                 ---------      ---------
                                              $    136,781        165,095
                                                 =========      =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                                (unaudited)


                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                   2001      2000         2001      2000
                                   ----      ----         ----      ----
Revenues
--------
Oil and gas                  $    32,618    50,127     111,641   129,310
Interest                              17        63         129       133
                                 -------   -------     -------   -------
                                  32,635    50,190     111,770   129,443
                                 -------   -------     -------   -------
Expenses
--------
Production                        22,507    19,015      61,294    55,623
General and administrative         3,630     3,843      11,290    11,800
Depreciation, depletion and
 amortization                      7,000     4,000      16,000    10,000
                                 -------   -------     -------   -------
                                  33,137    26,858      88,584    77,423
                                 -------   -------     -------   -------
Net income (loss)            $     (502)    23,332      23,186    52,020
                                 =======   =======     =======   =======

Net income (loss) allocated to:

 Managing General Partner    $       715     3,007       4,310     6,822
                                 =======   =======     =======   =======
 Investor Partners           $   (1,217)    20,325      18,876    45,198
                                 =======   =======     =======   =======
  Per investor partner unit  $    (1.06)     17.76       16.49     39.49
                                 =======   =======     =======   =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                        2001        2000
                                                        ----        ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  119,797    124,418
 Cash paid to suppliers                              (76,722)   (64,651)
 Interest received                                        129        133
                                                      -------    -------
  Net cash provided by operating activities            43,204     59,900
                                                      -------    -------
Cash flows used in investing activities

 Additions to oil and gas properties                    (184)      (151)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                           (51,500)  (100,154)
                                                      -------    -------
Net decrease in cash and cash equivalents             (8,480)   (40,405)

 Beginning of period                                   14,338     56,196
                                                      -------    -------
 End of period                                     $    5,858     15,791
                                                      =======    =======
Reconciliation of net income to net cash provided by operating activities

Net income                                         $   23,186     52,020

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              16,000     10,000
 Decrease (increase) in receivables                     8,156    (4,892)
 (Decrease) increase in payables                      (4,138)      2,772
                                                      -------    -------
Net cash provided by operating activities          $   43,204     59,900
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Management does not anticipate performing workovers during within the next twelve months. The Partnership could possibly experience a normal decline of 12% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   25.58     30.99    (17%)
Average price per mcf of gas               $    2.74      4.51    (39%)
Oil production in barrels                      1,120     1,510    (26%)
Gas production in mcf                          1,570     1,700     (8%)
Gross oil and gas revenue                  $  32,618    50,127    (35%)
Net oil and gas revenue                    $  10,111    31,112    (68%)
Partnership distributions                  $   9,000    30,000    (70%)
Investor partner distributions             $   8,010    26,700    (70%)
Per unit distribution to investor partners $    7.00     23.33    (70%)
Number of investor partner units             1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $32,618 from $50,127 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 35%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 17%, or $5.41 per barrel, resulting in a decrease of approximately $6,100 in revenues. Oil sales represented 87% of total oil and gas sales during the quarter ended
    September 30, 2001 as compared to 86% during the quarter ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 39%, or $1.77 per mcf, resulting in a decrease of approximately $2,800 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $8,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 390 barrels or 26% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in a decrease of approximately $12,100 in revenues.

    Gas production decreased approximately 130 mcf or 8% during the same period, resulting in a decrease of approximately $600 in revenues.

    The total decrease in revenues due to the change in production is approximately $12,700. The decrease in oil production is due to one lease that fluctuates production.

Costs and Expenses

Total costs and expenses increased to $33,137 from $26,858 for the quarters ended September 30, 2001 and 2000, respectively, an increase of 23%. The increase is the result of higher lease operating costs and depletion expense, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 18% higher, or approximately $3,500 more during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The increase in lease operating expense is due to pulling expense and maintenance on one lease being performed in 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $200 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

3. Depletion expense increased to $7,000 for the quarter ended September 30, 2001 from $4,000 for the same period in 2000. This represents an increase of 75%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.   General Comparison of the Nine Month Periods Ended September 30,  2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   26.78     29.36     (9%)
Average price per mcf of gas               $    4.40      3.61      22%
Oil production in barrels                      3,390     3,740     (9%)
Gas production in mcf                          4,740     5,400    (12%)
Gross oil and gas revenue                  $ 111,641   129,310    (14%)
Net oil and gas revenue                    $  50,347    73,687    (32%)
Partnership distributions                  $  51,500   100,000    (49%)
Investor partner distributions             $  45,835    89,000    (49%)
Per unit distribution to investor partners $   40.05     77.76    (49%)
Number of investor partner units             1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $111,641 from $129,310 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 14%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 9%, or $2.58 per barrel, resulting in a decrease of approximately $8,700 in revenues. Oil sales represented 81% of total oil and gas sales during the nine months ended September 30, 2001 as compared to 85% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 22%, or $.79 per mcf, resulting in an increase of approximately $3,700 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $5,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 350 barrels or 9% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $10,300 in revenues.

    Gas production decreased approximately 660 mcf or 12% during the same period, resulting in a decrease of approximately $2,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $12,700.

Costs and Expenses

Total costs and expenses increased to $88,584 from $77,423 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 14%. The increase is the result of higher lease operating costs and depletion expense, partially offset by a decrease in general and administrative expense.

1. Lease  operating  costs  and  production  taxes  were  10%  higher,   or
   approximately $5,700 more during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $500 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

3. Depletion expense increased to $16,000 for the nine months ended September 30, 2001 from $10,000 for the same period in 2000. This represents an increase of 60%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $43,200 in the nine months ended September 30, 2001 as compared to approximately $59,900 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $200 in the nine months ended September 30, 2001 as compared to approximately $200 in the nine months ended September 30, 2000. The principle use of the 2001 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $51,500 in the nine months ended September 30, 2001 as compared to approximately $100,200 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $51,500 of which $45,835 was distributed to the investor partners and $5,665 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 2001 was $40.05. Total distributions during the nine months ended September 30, 2000 were $100,000 of which $89,000 was distributed to the investor partners and $11,000 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 2000 was $77.76.

The source for the 2001 distributions of $51,500 was oil and gas operations of approximately $43,200 and the change in oil and gas properties of approximately $(200), with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $100,000 was oil and gas operations of approximately $59,900, and the change in oil and gas properties of approximately $(150), with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,385,275 have been made to the partners. As of September 30, 2001, $1,234,806 or $1,078.90 per investor partner unit has been distributed to the investor partners, representing an 108% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $14,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001