Form 10-K
period 2001-12-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 2002-04-01
CIK 871327

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

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

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          5

 3.  Legal Proceedings                                                   7

 4.  Submission of Matters to a Vote of Security Holders                 7

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 8

 6.  Selected Financial Data                                             9

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      10

 8.  Financial Statements and Supplementary Data                        18

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             33

                                 Part III

10.  Directors and Executive Officers of the Registrant                 34

11.  Executive Compensation                                             35

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         35

13.  Certain Relationships and Related Transactions                     37

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        38

     Signatures                                                         39

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  89  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. The Partnership has no employees.

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

For nearly nine months, despite the fears of a global recession, crude oil prices held steady between $26 and $28 per barrel due in part to a series of OPEC and non-OPEC production cuts. Then, following what has become known simply as "9-11", crude prices plunged immediately to $22 and gradually fell to below $18 per barrel. Slower demand across the U.S. caused by the threat of recession and warmer than expected weather also led to declining prices in the latter half of 2001. However, the oil cartel and other non-member countries agreed for the fourth time since February to curb output in an effort to stabilize prices. Crude oil contracts trading on the NYMEX closed the year at approximately $20 per barrel.

Spot prices in 2001 climbed to their highest levels ever, with the yearly average price nationwide reaching $4.14/MMBtu, up 9.77% from the 2000 average of $3.77/MMBtu. Prices reached their zenith in the first quarter of 2001 before beginning a steady decline throughout the remainder of the year. The terrorist attacks of September 11 knocked the New York
Mercantile Exchange out of the market for several days and shook the spot marketplace into a maintenance mode. As companies measured the impact of the attacks on the U.S. economy, spot prices deteriorated further. In the fourth quarter, prices bottomed out for the year with the three-month average falling to $2.31/MMBtu. As for 2002, record-high storage levels and the expectation of a flat economy through the first half of the year are leading industry experts to predict prices to average $2.05/MMBtu, remaining above the $2.00 per MMBtu level for a 5th consecutive year.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    2001          82%          18%
                    2000          85%          15%
                    1999          86%          14%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 94% of the Partnership's total oil and gas production during 2001: Plains Marketing LP for 76% and Duke Energy Field Services for 18%. Two purchasers accounted for 91% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 78% and Duke Energy Transport for 13%. Two purchasers accounted for 85% of the Partnership's total oil and gas production during 1999: Navajo Refining Company, Inc. for 52% and Scurlock Permian LLC for 33%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, land men and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2001 there were 89 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2001, the Partnership possessed an interest in oil and gas properties located in Eddy County of New Mexico and Rains, Van Zandt and Ward County of Texas. These properties consist of various interests in 5 wells.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 2001, 2000 and 1999.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased        No. of           Proved Reserves*
Name and Location   and Interest      Wells        Oil (bbls)    Gas (mcf)
-----------------   ------------      -----        ----------    ---------
Carson F #1           6/92                1         23,000         25,000
Ward County,          89%
Texas                 working
                      interest

*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2002. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2002 are an average price of $18.98 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2002 are an average price of $2.28 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2001.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2001 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 2001, 17 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $214.15 per unit. As of December 31, 2000, no limited partner units were purchased by the Managing General Partner. In 1999, 5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $78.06 per unit.

Number of Limited and General Partner Interest Holders
As of December 31, 2001, there were 102 holders of limited partner units and no holders of general partner units in the Partnership.

Distributions
Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership, "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's drilling activities, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, including, but not limited to drilling cost overruns, as determined in the sole discretion of the Managing General Partner."

During 2001, distributions were made totaling $62,234, with $55,388 distributed to the investor partners and $6,846 to the Managing General Partner. For the year ended December 31, 2001, distributions of $48.39 per investor partner unit were made, based upon 1,144.50 investor partner units outstanding. During 2000, quarterly distributions were made totaling $121,035, with $107,721 distributed to the investor partners and $13,314 to the Managing General Partner. For the year ended December 31, 2000, distributions of $94.12 per investor partner unit were made, based upon 1,144.50 investor partner units outstanding. During 1999, distributions were made totaling $85,000, with $75,650 distributed to the investor partners and $9,350 to the Managing General Partner. For the year ended December 31, 1999, distributions of $66.10 per investor partner unit were made, based upon 1,144.5 investor partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                     -----------------------------------------------------
                                                        Restated
                        2001        2000      1999        1998      1997
                        ----        ----      ----        ----      ----
Revenues            $  139,286    162,884    252,026    172,847   307,526

Net income (loss)       30,325     58,242    119,990    (3,178)   126,704

Partners' share of
 net income (loss):

  Managing General
   Partner               5,536      7,617     17,159      5,480    20,529

  Investor partners     24,789     50,625    102,831    (8,658)   106,175

Investor partners'
 net income (loss)
  per unit               21.66      44.23      89.85     (7.57)     92.77

Investor partners'
 cash distributions
  per unit               48.39      94.12      66.10      31.49    225.51

Total assets        $  133,225    165,095    237,888    195,528   236,923

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

Based on current conditions, management anticipates performing no workovers during 2002 to enhance production. The partnership will most likely experience the historical production decline of approximately 8% per year.

Critical Accounting Policies
Full cost ceiling calculations The Partnership follows the full cost method of accounting for its oil and gas properties. The full cost method subjects companies to quarterly calculations of a "ceiling", or limitation on the amount of properties that can be capitalized on the balance sheet.
If the Partnership's capitalized costs are in excess of the calculated ceiling, the excess must be written off as an expense.

The Partnership's discounted present value of its proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. The Partnership's reserve estimates are prepared by outside consultants.

The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more
significant  revisions  will not be necessary in  the  future.   If  future
significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of these estimates of proved reserves on calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of DD&A.

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

A.  General Comparison of the Years Ended December 31, 2001 and 2000

The following table provides certain information regarding performance factors for the years ended December 31, 2001 and 2000:

                                                  Year Ended
                                                 December 31,    Percentage
                                                                  Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   25.84    29.88    (14%)
Average price per mcf of gas               $    4.41     3.82      15%
Oil production in barrels                      4,440    4,600     (3%)
Gas production in mcf                          5,540    6,600    (16%)
Gross oil and gas revenue                  $ 139,132  162,628    (14%)
Net oil and gas revenue                    $  65,516   83,755    (22%)
Partnership distributions                  $  62,234  121,035    (49%)
Limited partner distributions              $  55,388  107,721    (49%)
Per unit distribution to limited partners  $   48.39    94.12    (49%)
Number of limited partner units              1,144.5  1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $139,132 from $162,628 for the years ended December 31, 2001 and 2000, respectively, a decrease of 14%. The principal factors affecting the comparison of the years ended December 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 2001 as compared to the year ended December 31, 2000 by 14%, or $4.04 per barrel, resulting in a decrease of approximately $17,900 in revenues. Oil sales represented 82% of total oil and gas sales during the year ended December 31, 2001 as compared to 85% during the year ended December 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 15%, or $.59 per mcf, resulting in an increase of approximately $3,300 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $14,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 160 barrels or 3% during the year ended December 31, 2001 as compared to the year ended December 31, 2000, resulting in a decrease of approximately $4,800 in revenues.

    Gas production decreased approximately 1,060 mcf or 16% during the same period, resulting in a decrease of approximately $4,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $8,800. Gas production is down due to workovers being performed on one lease.

Costs and Expenses

Total costs and expenses increased to $108,961 from $104,642 for the years ended December 31, 2001 and 2000, respectively, an increase of 4%. The increase is the result of higher depletion expense and general and administrative costs, partially offset a decrease in lease operating costs.

1. Lease operating costs and production taxes were 7% lower, or approximately $5,300 less during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $600 during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

3. Depletion expense increased to $20,000 for the year ended December 31, 2001 from $11,000 for the same period in 2000. This represents an increase of 82%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   The major factor to the increase in depletion expense between the comparative periods was the decrease in oil and gas prices of the 2002 reserves as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $10,000 as of December 31, 2000.

B.  General Comparison of the Years Ended December 31, 2000 and 1999

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

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2001, 2000 and 1999 was $30,325, $58,242 and $119,990, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 2001, 2000 and 1999 was $50,325, $69,242 and $155,990,
respectively. Correspondingly, Partnership distributions for the years ended December 31, 2001, 2000 and 1999 were $62,234, $121,035 and $85,000, respectively.

The  sources  for  the  2001  distributions of $62,234  were  oil  and  gas operations of approximately $60,400 and the change in oil and gas properties of approximately $(200), with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $121,035 were oil and gas operations of approximately $78,700 and the change in oil and gas properties of approximately $(200), with the balance from available cash on hand at the beginning of the period. The sources for the 1999 distributions of $85,000 were oil and gas operations of approximately $134,600 and the change in oil and gas properties of approximately $(900), resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2001 were $62,234 of which $55,388 was distributed to the investor partners and $6,846 to the Managing General Partner. The per unit distribution to investor partners during the same period was $48.39. Total distributions during the year ended December 31, 2000 were $121,035 of which $107,721 was distributed to the investor partners and $13,314 to the Managing General Partner. The per unit distribution to investor partners during the same period was $94.12. Total distributions during the year ended December 31, 1999 were $85,000 of which $75,650 was distributed to the investor partners and $9,350 to the Managing General Partner. The per unit distribution to investor partners during the same period was $66.10.

Since inception of the Partnership, cumulative monthly cash distributions of $1,396,009 have been made to the partners. As of December 31, 2001, $1,244,359 or $1,087.25 per investor partner unit, has been distributed to the investor partners, representing a 109% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from oil and gas properties. The Partnership anticipates the primary source of cash to continue being from the oil and gas operations.

Cash flows provided by operating activities were approximately $60,400 in 2001 compared to $78,700 in 2000 and approximately $134,600 in 1999. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $200 in 2001 compared to $200 in 2000 and approximately $900 in 1999. The principal use of the 2001 cash flow from investing activities was additions to oil and gas properties.

Cash flows used in financing activities were approximately $62,200 in 2001 compared to $120,400 in 2000 and approximately $88,200 in 1999. The only use in the 2001 financing activities was the distributions to partners.

As of December 31, 2001, the Partnership had approximately $14,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with $50.0 million and $123.7 million of principal due in August of 2003 and October of 2004, respectively. The Managing General Partner will incur approximately $17.6 million in interest payments in 2002 on its debt obligations. Due to the depressed commodity prices experienced during the last quarter of 2001, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnerships.

The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Managing General Partner is currently assessing the impact on the partnerships financial statements.

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner is currently assessing the impact to the partnerships financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             18

Balance Sheets                                                          19

Statements of Operations                                                20

Statement of Changes in Partners' Equity                                21

Statements of Cash Flows                                                22

Notes to Financial Statements                                           24

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Developmental Drilling
 Fund 91-A, L.P.
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Developmental Drilling Fund 91-A, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Developmental Drilling Fund 91-A, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 10, 2002

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2001 and 2000


2001                                                  2000
                                                      ----          ----

  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        12,402       14,338
 Receivable from Managing General Partner              2,047       12,165

---------                                    ---------
                                                 Total    current    assets
14,449                                       26,503

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,098,776    1,098,592
  Less accumulated depreciation,
                                               depletion  and  amortization
980,000                                      960,000

---------                                    ---------
                                              Net  oil  and gas  properties
118,776                                      138,592

---------                                    ---------
                                                                          $
133,225                                      165,095

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Current liabilities:
 Distribution payable                        $            39            -

---------                                    ---------
Partners' equity:

 Managing General Partner                             22,513       23,823
 Investor partners                                   110,673      141,272

---------                                    ---------
                                                Total    partners'   equity
133,186                                      165,095

---------                                    ---------
                                                                          $
133,225                                      165,095

=========                                    =========
















                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
           For the years ended December 31, 2001, 2000 and 1999



                                                 2001      2000      1999
                                                 ----      ----      ----

  Revenues
  --------

Oil and gas sales                         $    139,132   162,628  251,484
Interest income from operations                    154       256      542
                                                                    -------
-------                                   -------
                                                                    139,286
162,884                                   252,026
                                                                    -------
-------                                   -------
  Expenses
  --------

Production                                      73,616    78,873   79,606
General and administrative                      15,345    14,769   16,430
Depreciation, depletion and amortization        20,000    11,000   36,000
                                                                    -------
-------                                   -------
                                                                    108,961
104,642                                   132,036
                                                                    -------
-------                                   -------
Net income                                $     30,325    58,242  119,990
                                                                    =======
=======                                   =======
Net income allocated to:

 Managing General Partner                 $      5,536     7,617   17,159
                                                                    =======
=======                                   =======
 Investor partners                        $     24,789    50,625  102,831
                                                                    =======
=======                                   =======
  Per investor partner unit               $      21.66     44.23    89.85
                                                                    =======
=======                                   =======
























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
           For the years ended December 31, 2001, 2000 and 1999


                                               Managing
                                               General   Investor
                                               Partner   Partners   Total
                                               -------   --------   -----
Balance at December 31, 1998              $     21,711   171,187  192,898

 Net income                                     17,159   102,831  119,990

 Distributions                                 (9,350)  (75,650) (85,000)
                                                                    -------
--------                                  --------
Balance at December 31, 1999                    29,520   198,368  227,888

 Net income                                      7,617    50,625   58,242

 Distributions                                (13,314) (107,721)(121,035)
                                                                    -------
--------                                  --------
Balance at December 31, 2000                    23,823   141,272  165,095

 Net income                                      5,536    24,789   30,325

 Distributions                                 (6,846)  (55,388) (62,234)
                                                                    -------
--------                                  --------
Balance at December 31, 2001              $     22,513   110,673  133,186
                                                                    =======
========                                  ========































                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
           For the years ended December 31, 2001, 2000 and 1999



                                                 2001      2000      1999
                                                 ----      ----      ----

Cash flows from operating activities:

 Cash received from oil and gas sales     $    152,656   166,419  235,741
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(92,367)                                  (87,964)(101,686)
 Interest received                                 154       256      542
                                                                   --------
--------                                  --------
   Net  cash provided by operating activities               60,443   78,711
134,597
                                                                   --------
--------                                  --------
Cash flows used in investing activities:

 Additions to oil and gas properties             (184)     (151)    (873)
                                                                   --------
--------                                  --------
Cash flows used in financing activities:

 Distributions to partners                    (62,195) (120,418) (88,247)
                                                                   --------
--------                                  --------
Net (decrease) increase in cash and cash
 equivalents                                   (1,936)  (41,858)   45,477

 Beginning of period                            14,338    56,196   10,719
                                                                   --------
--------                                  --------
 End of period                            $     12,402    14,338   56,196
                                                                   ========
========                                  ========


(continued)
























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                    Statements of Cash Flows, continued
               Years ended December 31, 2001, 2000 and 1999



                                                 2001      2000      1999
                                                 ----      ----      ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                $     30,325    58,242  119,990

Adjustments to reconcile net income to
 net cash provided by operating activities:

   Depreciation, depletion and amortization                20,000    11,000
36,000
  Decrease (increase) in receivables            13,524     3,791 (15,743)
  (Decrease) increase in payables              (3,406)     5,678  (5,650)
                                                                    -------
-------                                   -------
Net cash provided by operating activities $     60,443    78,711  134,597
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

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued

     Oil and Gas Properties - continued
     Under  the  units  of  revenue method, the  Partnership  computes  the provision  by multiplying the total unamortized cost of  oil  and  gas properties by an overall rate determined by dividing (a) oil  and  gas revenues during the period by (b) the total future gross oil and gas revenues as estimated by the Partnership's independent petroleum consultants. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be changed significantly in the near term due to the potential fluctuation of oil and gas prices or production. The depletion estimate would also be affected by this change.

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2001, 2000 and 1999 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

     Estimates and Uncertainties
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnerships depletion calculation and full-cost ceiling test for oil and gas properties uses oil and gas reserves estimates, which are inherently imprecise. Actual results could differ from those estimates.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2001, 2000 and 1999, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 2001 and 2000 is $113,822 and $130,818, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

     Number of Investor Partner Units
     As of December 31, 2001, 2000 and 1999, there were 1,144.5 investor partner units outstanding held by 102, 103 and 103 partners.

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

     Recent Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnerships.

     The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Managing General Partner is currently assessing the impact on the partnerships financial statements.

     On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner is currently assessing the impact to the partnerships financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with $50.0 million and $123.7 million of principal due in August of 2003 and October of 2004, respectively. The Managing General Partner will incur approximately $17.6 million in interest payments in 2002 on its debt obligations. Due to the depressed commodity prices experienced during the last quarter of 2001, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner.

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

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4.   Commitments and Contingent Liabilities - continued
     The Partnership is subject to various federal, state and local environmental laws and regulations, which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

     As of December 31, 2001, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $11,800, $11,400 and $13,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $1,100, $4,300 and $7,300 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Southwest Royalties, Inc., the Managing General Partner, was paid $10,800 in 2001 and 2000 and $11,000 in 1999 for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $2,000 and $12,200 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2001 and 2000, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services. The Partnership had no legal services for the years ended December 31, 2001, 2000 and 1999, respectively.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 94% of the Partnership's total oil and gas production during 2001: Plains Marketing LP for 76% and Duke Energy Field Services for 18%. Two purchasers accounted for 91% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 78% and Duke Energy Transport for 13%. Two purchasers accounted for 85% of the Partnership's total oil and gas production during 1999: Navajo Refining Company, Inc. for 52% and Scurlock Permian LLC for 33%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                     Oil (bbls)   Gas (mcf)
                                                     ----------   ---------
     Proved developed and undeveloped
      reserves -

     January 1, 1999                                  46,000       68,000

       Revisions of estimates in place                11,000       13,000
       Production                                   (13,000)     (20,000)
                                                     -------      -------
     December 31, 1999                                44,000       61,000

       Revisions of estimates in place                10,000       15,000
       Production                                    (5,000)      (7,000)
                                                     -------      -------
     December 31, 2000                                49,000       69,000

       Revisions of estimates in place              (20,000)     (32,000)
       Production                                    (4,000)      (6,000)
                                                     -------      -------
     December 31, 2001                                25,000       31,000
                                                     =======      =======
     Proved developed reserves -

     December 31, 1999                                44,000       61,000
                                                     =======      =======
     December 31, 2000                                49,000       69,000
                                                     =======      =======
     December 31, 2001                                25,000       31,000
                                                     =======      =======

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2002. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil and Gas Reserves (unaudited) - continued
     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2002 are an average price of $18.98 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2002 are an average price of $2.28 per Mcf.

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

     The Partnership has reserves which are classified as proved developed producing and proved developed non-producing. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2001, 2000 and 1999 is presented below:

                                               2001       2000      1999
                                               ----       ----      ----

     Future cash inflows                $    553,000  1,966,000 1,179,000
     Production and development costs        395,000  1,129,000   686,000
                                           ---------  --------- ---------
     Future net cash flows                   158,000    837,000   493,000
     10% annual discount for estimated
       timing of cash flows                   37,000    275,000   142,000
                                           ---------  --------- ---------
     Standardized measure of discounted
       future net cash flows            $    121,000    562,000   351,000
                                           =========  ========= =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                               2001       2000      1999
                                               ----       ----      ----

     Sales of oil and gas produced,
       net of production costs          $   (66,000)   (84,000) (172,000)
      Changes in prices and production costs           (346,000)    157,000
167,000
     Changes of production rates
       (timing) and others                    16,000   (28,000)  (20,000)
     Revisions of previous
       quantities estimates                (101,000)    116,000    89,000
     Changes in estimated future
       development costs                           -     15,000  (16,000)
     Accretion of discount                    56,000     35,000    28,000
     Discounted future net
       cash flows -
      Beginning of year                      562,000    351,000   275,000
                                           ---------   -------- ---------
      End of year                       $    121,000    562,000   351,000
                                           =========   ======== =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2001:
     Total revenues           $   55,540     23,594    32,635      27,517
     Total expenses               23,108     32,338    33,137      20,378
     Net income (loss)            32,432    (8,744)     (502)       7,139
     Net income (loss) per limited
      partners unit                24.74     (7.18)     (1.06)       5.16

  2000:
     Total revenues           $   36,095     43,158    50,190      33,441
     Total expenses               27,399     23,166    26,858      27,219
     Net income                    8,696     19,992    23,332       6,222
     Net income per limited
      partners unit                 6.38      15.35     17.76        4.74

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

     Name                   Age                      Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      46     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              45          Secretary and Director

Bill E. Coggin                          47     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            43          Vice President, Marketing

Paul L. Morris              60          Director

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

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 44, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 46, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $10,800 during 2001 and 2000 and $11,000 during 1999 as an annual administrative fee for reimbursement of indirect general and administrative costs.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns an 11 percent interest as a Managing General Partner. Through prior purchases, the Managing General Partner also owns 22.0 limited partner units, or 1.9% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 12.7%.

No officer or director of the Managing General Partner owns Units in the Partnership. H. H. Wommack, III, as the individual general partner of the
Partnership, owns a one percent interest as a general partner. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. A list of beneficial owners of limited partner units, acquired by the Managing General Partner, is as follows:

                                                  Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns      1.9%
 Interest            Managing General Partner     22.0 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns    1.9%
 Interest            Chairman of the Board,       22.0 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns    1.9%
 Interest            Secretary and Director of    22.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns    1.9%
 Interest            Vice President and CFO of    22.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns    1.9%
 Interest            Vice President, Marketing of 22.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns    1.9%
 Interest            Director, of Southwest       22.0 Units
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701


There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2001, the Managing General Partner received $10,800 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $11,800 for administrative overhead attributable to operating such properties during 2001.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $1,100 for the year ended December 31, 2001.

The law firm of Baker, Donelson, Bearman & Caldwell, of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Baker, Donelson, Bearman & Caldwell provided services totaling approximately. There were no legal services for the year ended December 31, 2001, which constitutes an immaterial portion of that firm's business.

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

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2001.

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


                          Date:  March 29, 2002


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


Date:  March 29, 2002


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 29, 2002