Form 10-Q
period 2002-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 2002-08-14
CIK 871327

15 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.

                              Balance Sheets


                                                    June 30,    December 31,
                                                      2002          2001
                                                   ---------    ------------
                                                  (unaudited)
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $         8,714       12,402
 Receivable from Managing General Partner             10,506        2,047

---------                                    ---------
                                                 Total    current    assets
19,220                                       14,449

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,098,776    1,098,776
  Less accumulated depreciation,
                                               depletion  and  amortization
986,000                                      980,000

---------                                    ---------
                                              Net  oil  and gas  properties
112,776                                      118,776

---------                                    ---------
                                                                          $
131,996                                      133,225

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Current liability - Distribution payable     $             -           39

---------                                    ---------
Partners' equity:

 Managing General Partner                             23,042       22,513
 Investor partners                                   108,954      110,673

---------                                    ---------
                                                Total    partners'   equity
131,996                                      133,186

---------                                    ---------
                                                                          $
131,996                                      133,225

=========                                    =========

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2002      2001        2002      2001
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $    31,743     23,540     50,218     79,022
Interest                                1         54          3        112
                                  -------    -------    -------    -------
                                   31,744     23,594     50,221     79,134
                                  -------    -------    -------    -------

  Expenses
  --------
Production                         13,128     24,509     27,571     38,787
General and administrative          3,940      3,829      7,840      7,659
Depreciation, depletion and
 amortization                       4,000      4,000      6,000      9,000
                                  -------    -------    -------    -------
                                   21,068     32,338     41,411     55,446
                                  -------    -------    -------    -------
Net income (loss)             $    10,676    (8,744)      8,810     23,688
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     1,614      (522)      1,629      3,596
                                  =======    =======    =======    =======
 Investor partners            $     9,062    (8,222)      7,181     20,092
                                  =======    =======    =======    =======
  Per investor partner unit   $      7.92    (7.18)        6.27      17.56
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 91-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2002      2001
                                                         -----     -----

Cash flows from operating activities:

 Cash received from oil and gas sales               $    44,242     89,420
 Cash paid to suppliers                                (37,894)   (52,363)
 Interest received                                            3        112
                                                        -------   --------
  Net cash provided by operating activities               6,351     37,169
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (10,039)   (42,452)
                                                        -------   --------

Net decrease in cash and cash equivalents               (3,688)    (5,283)

 Beginning of period                                     12,402     14,338
                                                        -------   --------
 End of period                                      $     8,714      9,055
                                                        =======   ========
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $     8,810     23,688

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization                6,000      9,000
  (Increase) decrease in receivables                    (5,976)     10,398
  Decrease in payables                                  (2,483)    (5,917)
     -------                          -------
Net cash provided by operating activities           $     6,351     37,169
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2002, and for the three and six months ended June 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended June 30, 2002 and 2001:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    24.37     27.05      (10%)
Average price per mcf of gas             $     2.92      4.22      (31%)
Oil production in barrels                     1,180     1,110         6%
Gas production in mcf                         1,020     1,340      (24%)
Gross oil and gas revenue                $   31,743    23,540        35%
Net oil and gas revenue                  $   18,615         (969)  2021%
Partnership distributions                $   10,000    12,500      (20%)
Investor partner distributions           $    8,900    11,125      (20%)
Per unit distribution to investor
 partners                                $     7.78      9.72      (20%)
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues increased to $31,743 from $23,540 for the quarters ended June 30, 2002 and 2001, respectively, an increase of 35%. The principal factors affecting the comparison of the quarters ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 by 10%, or $2.68 per barrel, resulting in a decrease of approximately $3,200 in revenues. Oil sales represented 91% of total oil and gas sales during the quarter ended June 30, 2002 as compared to 84% during the quarter ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 31%, or $1.30 per mcf, resulting in a decrease of approximately $1,300 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $4,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 70 barrels or 6% during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, resulting in an increase of approximately $1,900 in revenues.

    Gas production decreased approximately 320 mcf or 24% during the same period, resulting in a decrease of approximately $1,400 in revenues.

    The net total increase in revenues due to the change in production is approximately $500. The decrease in gas production is due primarily to downtime on one lease in addition to one lease that fluctuates levels of production.

Costs and Expenses

Total costs and expenses decreased to $21,068 from $32,338 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 35%. The decrease is the result of lower lease operating costs, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 46% lower, or approximately $11,400 less during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The decrease in lease operating expense is due to one lease having successful repairs and maintenance performed in the quarter ended June 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $100 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

3. Depletion expense remained the same for the quarter ended June 30, 2002 from the same period in 2001. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

B.   General  Comparison of the Six Month Periods Ended June 30,  2002  and
2001

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2002 and 2001:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    22.43     27.71    (19%)
Average price per mcf of gas             $     2.45      5.27    (54%)
Oil production in barrels                     2,040     2,260    (10%)
Gas production in mcf                         1,820     3,110    (41%)
Gross oil and gas revenue                $   50,218    79,022    (36%)
Net oil and gas revenue                  $   22,647    40,235    (44%)
Partnership distributions                $   10,000    42,500    (76%)
Investor partner distributions           $    8,900    37,825    (76%)
Per unit distribution to investor
 partners                                $     7.78     33.05    (76%)
Number of investor partner units            1,144.5   1,144.5

Revenues

The Partnership's oil and gas revenues decreased to $50,218 from $79,022 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 36%. The principal factors affecting the comparison of the six months ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by 19%, or $5.28 per barrel, resulting in a decrease of approximately $10,800 in revenues. Oil sales represented 91% of total oil and gas sales during the six months ended June 30, 2002 as compared to 79% during the six months ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 54%, or $2.82 per mcf, resulting in a decrease of approximately $5,100 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $15,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 220 barrels or 10% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, resulting in a decrease of approximately $6,100 in revenues.

    Gas production decreased approximately 1,290 mcf or 41% during the same period, resulting in a decrease of approximately $6,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $12,900. The decrease in gas production is due primarily to downtime on one lease in addition to one lease that fluctuates levels of production.

Costs and Expenses

Total costs and expenses decreased to $41,411 from $55,446 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 25%. The decrease is primarily the result of lower lease operating costs and depletion expense partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 29% lower, or approximately $11,200 less during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in lease operating expense is due to one lease having repairs and maintenance performed during 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $200 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

3. Depletion expense decreased to $6,000 for the six months ended June 30, 2002 from $9,000 for the same period in 2001. This represents a decrease of 33%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $6,400 in the six months ended June 30, 2002 as compared to approximately $37,200 in the six months ended June 30, 2001. The primary source of the 2002 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $10,000 in the six months ended June 30, 2002 as compared to approximately $42,500 in the six months ended June 30, 2001. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2002 were $10,000 of which $8,900 was distributed to the investor partners and $1,100 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 2002 was $7.78. Total distributions during the six months ended June 30, 2001 were $42,500 of which $37,825 was distributed to the investor partners and $4,675 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 2001 was $33.05.

The source for the 2002 distributions of $10,000 was oil and gas operations of approximately $6,400, with the balance from available cash on hand at the beginning of the period. The source for the 2001 distributions of $42,500 was oil and gas operations of approximately $37,200, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,406,009 have been made to the partners. As of June 30, 2002, $1,253,259 or $1,095.03 per investor partner unit has been distributed to the investor partners, representing a 110% return of the capital contributed.

As of June 30, 2002, the Partnership had approximately $19,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner believes that the impact from SFAS No. 144 on the Partnerships financial position and results of operation should not be significantly different from that of SFAS No. 121.

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is effective for fiscal years beginning after May 15, 2002. The Managing General Partner believes that the adoption of this statement will not have a significant impact on the Partnerships financial statements.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Managing General Partner is currently assessing the impact of this statement on the Partnerships' future financial statements.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

Date: August 14, 2002