Form 10-Q
period 2003-09-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 2003-11-14
CIK 871327

1 of 25
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                      ________(432) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ____ No __X__


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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 12, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended September 30, 2002, included herein, have been restated (as described in Notes 4 and 5 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended September 30, 2002.

             Southwest Developmental Drilling Fund 91-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2003      2002
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  18,922    11,779
  Receivable  from  Managing     2,726     4,069
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          21,648    15,848
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       1,114,85  1,107,84
                                 1         9
       Less      accumulated
depreciation,
         depletion       and     908,777   906,000
amortization
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     206,074   201,849
properties
                                 --------  --------
                                 ----      ----
                              $  227,722   217,697
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current liability:
 Distribution payable         $  35        31
                                 --------  --------
                                 ----      ----
Other long term liabilities      17,256    -
                                 --------  --------
                                 ----      ----
Partners' equity:
 Managing General Partner        25,290    23,666
 Investor partners               185,141   194,000
                                 --------  --------
                                 ----      ----
   Total partners' equity        210,431   217,666
                                 --------  --------
                                 ----      ----
                              $  227,722   217,697
                                 =======   =======

             Southwest Developmental Drilling Fund 91-A, L.P.
                         Statements of Operations
                                (unaudited)

                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                     2003      2002      2003     2002
                                             Restated            Restate
                                                                    d
                                     ----      ----      ----     ----
Revenues
------------
Oil and Gas                     $  36,008    24,386    127,636   74,604
Interest                           -         6         -         9
Miscellaneous settlement           -         1,003     -         1,003
                                   --------  --------  --------  -------
                                   -         -         -         ---
                                   36,008    25,395    127,636   75,616
                                   --------  --------  --------  -------
                                   -         -         -         ---
Expenses
------------
Production                         22,287    11,884    73,325    39,455
General and administrative         6,724     4,766     21,773    12,606
Depreciation, depletion and        5,000     5,000     22,000    19,000
amortization
Accretion of asset retirement      326       -         977       -
obligation
                                   --------  --------  --------  -------
                                   -         -         -         ---
                                   34,337    21,650    118,075   71,061
                                   --------  --------  --------  -------
                                   -         -         -         ---
Net income (loss) before           1,671     3,745     9,561     4,555
cumulative effects

Cumulative effect of change in
accounting
 principle - SFAS No. 143 - See    -         -         10,204    -
Note 3
Cumulative effect of change in
accounting principle
 - change in depletion method -    -         -         -         100,000
See Note 4
                                   --------  --------  --------  -------
                                   -         -         -         ---
Net income (loss)               $  1,671     3,745     19,765    104,555
                                   =====     =====     =====     ======
Net income (loss) allocated to:

 Managing General Partner       $  734       962       4,594     2,591
                                   =====     =====     =====     ======
 Investor Partner               $  937       2,783     15,171    101,964
                                   =====     =====     =====     ======
  Per investor partner unit     $      .82
before cumulative effect                     2.43      5.33      1.72
  Cumulative effects per           -         -            7.93
investor partner unit                                            87.37
                                   --------  --------  --------  -------
                                   -         -         -         ---
  Per limited partner unit      $      .82
                                             2.43      13.26     89.09
                                   =====     =====     =====     ======
Pro forma amounts assuming
change is applied
 retroactively (See Note 3):
 Net income before cumulative   $  -         3,444     -         3,565
effect
                                   =====     =====     =====     ======
  Per investor partner unit     $  -            2.20   -             .95
(1,144.5)
                                   =====     =====     =====     ======
 Net income                     $  -         3,444     -         103,565
                                   =====     =====     =====     ======
  Per investor partner unit     $  -            2.20   -           88.32
(1,144.5)
                                   =====     =====     =====     ======

             Southwest Developmental Drilling Fund 91-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                      2003      2002
                                                              Restated
                                                      ----      ----
       Cash flows from operating activities
       Cash received from oil and gas sales       $ 122,236   67,697
       Cash paid to suppliers                       (88,355   (50,342)
                                                    )
       Interest received                            -         9
       Miscellaneous settlement                     -         1,003
                                                    -------   --------
                                                    ---       --
         Net cash provided by operating             33,881    18,367
       activities
                                                    -------   --------
                                                    ---       --
       Cash flows from investing activities
       Additions to oil and gas properties          -         (7,988)
       Sale of oil and properties                   258       -
                                                    -------   --------
                                                    ---       --
         Net cash provided by (used in)             258       (7,988)
       investing activities
                                                    -------   --------
                                                    ---       --
       Cash flows used in financing activities
       Distributions to partners                    (26,996   (10,039)
                                                    )
                                                    -------   --------
                                                    ---       --
         Net increase in cash and cash              7,143     340
       equivalents

       Beginning of period                          11,779    12,402
                                                    -------   --------
                                                    ---       --
       End of period                              $ 18,922    12,742
                                                    ======    ======
       Reconciliation of net income (loss) to
       net cash
       provided by operating activities

       Net income (loss)                          $ 19,765    104,555

       Adjustments to reconcile net income
       (loss) to net
       cash provided by operating activities

       Depreciation, depletion and amortization     22,000    19,000
       Accretion of asset retirement obligation     977       -
       Cumulative effect of change in
       accounting
         principle - SFAS No. 143                   (10,204   -
                                                    )
       Cumulative effect of change in
       accounting
         principle - change in depletion method     -         (100,000
                                                              )
       Increase in receivables                      (5,400)   (6,907)
       Increase in payables                         6,743     1,719
                                                    -------   --------
                                                    ---       --
       Net cash provided by operating activities  $ 33,881    18,367
                                                    ======    ======
       Noncash investing and financing
       activities:

       Increase in oil and gas properties -
       Adoption
         of SFAS No. 143                          $ 26,483    -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2003, and for the three and nine months ended September 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 12, 2003.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $26,483, a long term liability of approximately $16,279 and a gain of approximately $10,204 for the
     cumulative  effect  on  depreciation  of  the  additional  costs   and
     accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $17,256, and the increase in the balance from January 1, 2003 of $977 is due to accretion expense. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $100,000 effective as of January 1, 2002. The Partnership's depletion for the three and nine months ended September 30, 2003 and 2002 has been calculated using the units-of-production method. The effect of the change on the three and nine months ended September 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $2,000 and $10,000 ($1.75 and $8.74 per limited partner unit), respectively and decrease and increase net income by $2,000 and $90,000 ($1.75 and $78.64 per limited partner unit), respectively.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

5.   September 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in an increase in the Partnership's previously reported net oil and gas properties of $87,000 from $114,849 to $201,849 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and nine months ended September 30, 2002.

                           Three Months Ended      Nine Months Ended
                                    Previousl               Previousl
                                        y                       y
                          Restated   Reported     Restated  Reported
  Depreciation,
  depletion and
  amortization             $5,000   3,000         19,000    9,000
  Income before           3,745     5,745         4,555     14,555
  cumulative effect
Cumulative effect of
  change in
  accounting principle    -         -             100,000   -
  Net income              3,745     5,745         104,555   14,555
  Net income allocated
  to:
  Managing General        962       962           2,591     2,591
  Partner
  Investor partners       2,783     4,783         101,964   11,964
   Income per investor
  partner
     unit before            2.43         4.18
  cumulative effect                               1.72      10.45
   Cumulative effect
  per investor
     partner unit              -         -                       -
                                                  87.37
   Net income per
  investor
     partner unit           2.43         4.18                10.45
                                                  89.09

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended September 30, 2003 and 2002:

                               Three Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $    31.29             12%
barrel of oil                         27.86
Average  price per  mcf  $     4.29             58%
of gas                                2.71
Oil    production    in     1,000     780       28%
barrels
Gas production in mcf       1,100     980       12%
Gross   oil   and   gas  $  36,008    24,386    48%
revenue
Net oil and gas revenue  $  13,721    12,502    10%
Partnership              $  9,000     -         100%
distributions
Investor        partner  $  8,010     -         100%
distributions
Per  unit  distribution
to investor
 partners                $     7.00        -    100%
Number    of   investor     1,144.5   1,144.5
partner units

Revenues

The Partnership's oil and gas revenues increased to $36,008 from $24,386 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 48%. The principal factors affecting the comparison of the quarters ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 by 12%, or $3.43 per barrel, resulting in an increase of approximately $3,400 in revenues. Oil sales represented 87% of total oil and gas sales during the quarter ended September 30, 2003 as compared to 89% during the quarter ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 58%, or $1.58 per mcf, resulting in an increase of approximately $1,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $5,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 220 barrels or 28% during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, resulting in an increase of approximately $6,100 in revenues.

    Gas production increased approximately 120 mcf or 12% during the same period, resulting in an increase of approximately $300 in revenues.

    The total increase in revenues due to the change in production is approximately $6,400. The increase in production is primarily due to one lease that was down during most of 2002 and is back up to normal. In addition one lease experiences fluctuations in production.

Costs and Expenses

Total costs and expenses increased to 34,337 from $21,650 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 59%. The increase is the result of higher lease operating costs, general and administrative expense and accretion expense

1. Lease operating costs and production taxes were 88% higher, or approximately $10,400 more during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The increase in lease operating expense is due to repairs on two leases performed during the quarter ended September 30, 2003, and the increase in production taxes is due to an increase in gross revenues received during the quarter ended September 30, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner
   personnel  costs.   General and administrative costs  increased  41%  or
   approximately $2,000 during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3. Depletion expense remained unchanged for the quarter ended September 30, 2003 from $5,000 for the same period in 2002. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the three months ended September 30, 2002 by $2,000 and decrease net income for the three months ended September 30, 2002 by $2,000 (See Note 4 of the notes to the financial statements).

B.   General Comparison of the Nine Month Periods Ended September 30,  2003
and 2002

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2003 and 2002:

                               Nine Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $   30.89              29%
barrel of oil                         23.93
Average  price per  mcf  $    4.81              89%
of gas                                2.54
Oil    production    in     3,400     2,820     21%
barrels
Gas production in mcf       4,700     2,800     68%
Gross   oil   and   gas  $  127,636   74,604    71%
revenue
Net oil and gas revenue  $  54,311    35,149    55%
Partnership              $  27,000    10,000    170%
distributions
Investor        partner  $  24,030    8,900     170%
distributions
Per  unit  distribution
to investor
 partners                $   21.00              170%
                                      7.78
Number    of   investor     1,144.5   1,144.5
partner units

Revenues

The Partnership's oil and gas revenues increased to $127,636 from $74,604 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 71%. The principal factors affecting the comparison of the nine months ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 by 29%, or $6.96 per barrel, resulting in an increase of approximately $23,700 in revenues. Oil sales represented 82% of total oil and gas sales during the nine months ended September 30, 2003 as compared to 90% during the nine months ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 89%, or $2.27 per mcf, resulting in an increase of approximately $10,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $34,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 580 barrels or 21% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, resulting in an increase of approximately $13,900 in revenues.

    Gas production increased approximately 1,900 mcf or 68% during the same period, resulting in an increase of approximately $4,800 in revenues.

    The total increase in revenues due to the change in production is approximately $18,700. The increase in production is primarily due to one lease that was down during most of 2002 and is back up to normal. In addition one lease experiences fluctuations in production.

Costs and Expenses

Total costs and expenses increased to $118,075 from $71,061 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 66%. The increase is the result of higher lease operating costs, depletion expense, general and administrative expense and accretion expense.

1. Lease operating costs and production taxes were 86% higher, or approximately $33,900 more during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in lease operating expense is due to repairs on two leases performed during the nine months ended September 30, 2003, and the increase in production taxes is due to an increase in gross revenues received during the nine months ended September 30, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 73% or approximately $9,200 during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3.  Depletion  expense  increased to $22,000  for  the  nine  months  ended
    September  30,  2003 from $19,000 for the same period  in  2002.   This
    represents an increase of 16%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production
    method.   The newly adopted accounting principle is preferable  in  the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer
    group.   The effect of this change in method was to increase  depletion expense for the nine months ended September 30, 2002 by $10,000 and increase net income for the nine months ended September 30, 2002 by
    $90,000  (See  Note 4 of the notes to the financial  statements).   The
    contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2003, which was $5.26 applied to 4,183 BOE as compared to $5.78 applied to 3,287 BOE for the same period.


Cumulative effect of change in accounting principle
On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $26,483, a long term liability of approximately $16,279 and a gain of approximately $10,204 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $17,256, and the increase in the balance from January 1, 2003 of $977 is due to accretion expense. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $33,900 in the nine months ended September 30, 2003 as compared to approximately $18,400 in the nine months ended September 30, 2002. The primary source of the 2003 cash flow from operating activities was from oil and gas operations.

Cash  flows  provided by (used in) investing activities were  approximately
$260 in the nine months ended September 30, 2003 as compared to approximately $(8,000) in the nine months ended September 30, 2002. The principle source of the 2003 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $27,000 in the nine months ended September 30, 2003 as compared to approximately $10,000 in the nine months ended September 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2003 were $27,000 of which $24,030 was distributed to the investor partners and $2,970 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 2003 was
$21.00. Total distributions during the nine months ended September 30, 2002 were $10,000 of which $8,900 was distributed to the investor partners and $1,100 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 2002 was $7.78.

The  sources  for  the  2003  distributions of  $27,000  was  oil  and  gas operations  of  approximately  $33,900  and  the  change  in  oil  and  gas properties of approximately $260, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2002 distributions  of  $10,000  was  oil and gas  operations  of  approximately
$18,400, and the change in oil and gas properties of approximately $(8,000), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative cash distributions of $1,441,471 have been made to the partners. As of September 30, 2003, $1,284,820 or $1,122.60 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 12% return on capital contributed.

As of September 30, 2003, the Partnership had approximately $21,600 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated. Currently the Managing General Partner is evaluating whether or not to continue to pursue the proposed merger.

Liquidity - Managing General Partner
In  previous  reports  the Partnership provided that the  Managing  General
Partner had $124.0 million of principal scheduled to mature between December 31, 2002 and December 31, 2004. Subsequent to September 30, 2003 the Managing General Partner refinanced the majority of its debt obligations and currently has $71.7 million in debt scheduled to mature on June 1, 2006 and $40.0 million in debt scheduled to mature on October 15, 2008. The Managing General Partner believes that it has adequate cash flows to meet its debt principal maturities scheduled for 2004.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The senior management of the Partnership's Managing General Partner is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer of officers and principal financial officer or officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Partnership carried out an evaluation, with the participation of the Chief Executive
Officer and Chief Financial Officer of the Managing General Partner, as well as other key members of the Managing General Partner's management, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There have not been any changes in the Partnership's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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

Date:     November 14, 2003

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


Date:  November 14, 2003           /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Developmental Drilling Fund 91-
A, L.P.

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


Date:  November 14, 2003           /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Developmental Drilling Fund 91-
A, L.P.

           CERTIFICATION PURSUANT TO               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Developmental Drilling Fund 91-A, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




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

           CERTIFICATION PURSUANT TO               Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Developmental Drilling Fund 91-A, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Developmental Drilling Fund 91-A, L.P.