Form 10-K
period 2003-12-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 2004-05-18
CIK 871327

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate  by check mark whether the registrant is an accelerated filer  (as
defined in Exchange Act Rule 12b-2).     Yes     No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

The  total  number of pages contained in this report is  45.   The  exhibit
index is found on page 42.

                            Table of Contents

Item                                                                   Page

                                  Part I

     Glossary of Oil and Gas Terms                                       3

 1.  Business                                                            5

 2.  Properties                                                          9

 3.  Legal Proceedings                                                  10

 4.  Submission of Matters to a Vote of Security Holders                10

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities      11

 6.  Selected Financial Data                                            12

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      13

7A.  Quantitative and Qualitative Disclosures About Market Risk         19

 8.  Financial Statements and Supplementary Data                        20

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             34

9A.  Controls and Procedures                                            34

                                 Part III

10.  Directors and Executive Officers of the Registrant                 35

11.  Executive Compensation                                             37

12.  Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters                         37

13.  Certain Relationships and Related Transactions                     38

14.  Principal Accountant Fees and Services                             38

                                 Part IV

15.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        39

     Signatures                                                         40

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  81  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. The Partnership has no employees.

Introductory Note - Statement of Financial Accounting Standard No. 143 The Partnership implemented SFAS No. 143 effective January 1, 2003 (See
Note 3 to the Partnership's financial statements).

Introductory Note - Depletion Method
During 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4 to the Partnership's financial statements. This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

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

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

            Oil       Gas
            ----      ----
  2003      84%       16%
  2002      90%       10%
  2001      82%       18%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 97% of the Partnership's total oil and gas production during 2003: Plains Marketing LP for 80% and Duke Energy Field Services LP for 17%. Contracts for 2003 with these major purchasers cover time periods ranging from month to month contracts up to year-to-year contract periods. Prices received from these major purchasers ranged from $4.64 per mcf and $30.08 per barrel. One purchaser accounted for 85% of the Partnership's total oil and gas production during 2002: Plains Marketing LP for 85%. Contracts for 2002 with these major purchaser covers month-to-month contracts. Prices received from this major purchaser were $23.36 per barrel. Two purchasers accounted for 94% of the Partnership's total oil and gas production during 2001: Plains Marketing LP for 76% and Duke Energy Field Services for 18%. Contracts for 2001 with these major purchasers cover time periods ranging from month to month contracts up to year-to-year contract periods. Prices received from these major purchasers ranged from $4.51 per mcf and $27.05 per barrel. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, land men and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2003 there were 81 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2003, the Partnership possessed an interest in oil and gas properties located in Eddy County of New Mexico and Rains, Van Zandt and Ward County of Texas. These properties consist of various interests in 3 wells.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 2003, 2002 and 2001.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                   Date
                 Purchased     No. of    Proved Reserves*
Name      and  and Interest    Wells      Oil       Gas
Location                                 (bbls)    (mcf)
-------------  ------------    -----    --------  --------
----                                       --        -
Carson F #1        6/92          1       16,000    20,000
Ward County,        89%          1      16,000(1  20,000(1
                                           )         )
Texas             working
                 interest

Carson E          6/92 at        1       14,000    8,000
Ward  County,   90% working      1      14,000(1  8,000(1)
Texas                                      )
                 interest


(1)Amounts represent proved developed reserves from currently producing zones.

*Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2004. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2004 are an average price of $31.81 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2004 are an average price of $5.49 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2003.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2003 through the solicitation of proxies or otherwise.

                                 Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The Managing General Partner has the right, but not the obligation in accordance with the partnership agreement, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

                   Issuer Purchases of Equity Securities

                                                   Maximum
                                       Total     Number (or
                                      Number
                                     of Units    Approximat
                                                      e
                                     Purchased    Value) of
                                        as          Units
                                      Part of     that May
                                     Publicly      Yet Be
               Total                 Announced    Purchased
              Number
             of Units     Average    Plans or     Under the
                           Price                    Plans
Period(1)    Purchased   Paid Per    Programs        or
                           Unit                   Programs
October 1-
   31,
   2003          -      $     -          -           N/A
November 1-
   30,
   2003          -            -          -           N/A
December 1-
   31,
   2003          -            -          -           N/A
  TOTALS         -      $     -

(1)  In  April 2003, the Managing General Partner purchased a total  of  50 limited partner units from limited partners at an average base price of $135.68 per unit. As of December 31, 2002, no limited partner units were purchased by the Managing General Partner. In 2001, 17 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $214.15 per unit. These discretionary repurchases were made based upon the partnership agreement criteria.

Number of Limited and General Partner Interest Holders
As of December 31, 2003, there were 101 holders of limited partner units and no holders of general partner units in the Partnership.

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

During 2003, distributions were made totaling $32,765, with $29,161 distributed to the investor partners and $3,604 to the Managing General Partner. For the year ended December 31, 2003, distributions of $25.48 per investor partner unit were made, based upon 1,144.50 investor partner units outstanding. During 2002, distributions were made totaling $18,462, with $16,431 distributed to the investor partners and $2,031 to the Managing General Partner. For the year ended December 31, 2002, distributions of $14.36 per investor partner unit were made, based upon 1,144.50 investor partner units outstanding. During 2001, distributions were made totaling $62,234, with $55,388 distributed to the investor partners and $6,846 to the Managing General Partner. For the year ended December 31, 2001, distributions of $48.39 per investor partner unit were made, based upon 1,144.50 investor partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 should be read in conjunction with the financial statements included in Item 8:

                                  Years ended December 31,
                      ------------------------------------------------
                                           -----
                        2003      2002      2001      2000      1999
                        ----      ----      ----      ----      ----
Revenues           $  161,802   105,095   139,286   162,884   252,026

Net income before
cumulative
    effects    of     23,093    2,942     30,325    58,242    119,990
accounting
changes

Net income            33,297    102,942   30,325    58,242    119,990

Partners'   share
of
    net    income
(loss):

Managing General
 Partner              6,767     3,184     5,536     7,617     17,159

Investor partners     26,530    99,758    24,789    50,625    102,831

Investor
partners'
    net    income
(loss) per unit
           before
cumulative
effects
   of  accounting     15.25
changes                         (.21)     21.66     44.23     89.85

Investor
partners'
    net    income     23.18
(loss) per unit                 87.16     21.66     44.23     89.85

Investor
partners'
             cash
distributions
per unit              25.48
                                14.36     48.39     94.12     66.10

Total assets       $  235,779   217,697   133,225   165,095   237,888

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

Based on current conditions, management anticipates performing no workovers during 2004 to enhance production. The partnership will most likely continue to experience sporadic production. Accordingly, if commodity prices remain unchanged, the Partnership expects future earnings to decline due to anticipated production declines.

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

A.  General Comparison of the Years Ended December 31, 2003 and 2002

The following table provides certain information regarding performance factors for the years ended December 31, 2003 and 2002:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   -
Average price per        $    30.29               21%
barrel of oil                         24.96
Average price per mcf    $     4.73               67%
of gas                                2.83
Oil production in           4,400     3,750       17%
barrels
Gas production in mcf       5,300     3,700       43%
Oil and gas revenue      $  158,356   104,083     52%
Production expense       $  86,296    59,781      44%
Partnership              $  32,765    18,462      77%
distributions
Investor partner         $  29,161    16,431      77%
distributions
Per unit distribution    $    25.48               77%
to investor partners                  14.36

Number of investor          1,144.5
partner units                         1,144.5

Revenues

The Partnership's oil and gas revenues increased to $158,356 from $104,083 for the years ended December 31, 2003 and 2002, respectively, an increase of 52%. The principal factors affecting the comparison of the years ended December 31, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2003 as compared to the year ended December 31, 2002 by 21%, or $5.33 per barrel, resulting in an increase of approximately $23,500 in revenues. Oil sales represented 84% of total oil and gas sales during the year ended December 31, 2003 as compared to 90% during the year ended December 31, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 67%, or $1.90 per mcf, resulting in an increase of approximately $10,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $33,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 650 barrels or 17% during the year ended December 31, 2003 as compared to the year ended December 31, 2002, resulting in an increase of approximately $16,200 in revenues.

    Gas production increased approximately 1,600 mcf or 43% during the same period, resulting in an increase of approximately $4,500 in revenues.

    The total increase in revenues due to the change in production is approximately $20,700. The increase in oil and gas volumes are the result of one well returning to historic production levels after being down in 2002.

Costs and Expenses

Total costs and expenses increased to $138,079 from $102,153 for the years ended December 31, 2003 and 2002, respectively, an increase of 30%. The increase is the result of the addition of accretion expense, higher general and administrative costs, lease operating costs and depletion expense.

1. Lease operating costs and production taxes were 44% higher, or approximately $26,500 more during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase in lease operating costs is the result of well repairs on one well and the increase in production taxes due to the increase in commodity prices.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 40% or approximately $6,500 during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

3. Depletion expense increased to $28,221 for the year ended December 31, 2003 from $26,000 for the same period in 2002. This represents an increase of 9%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the year ended December 31, 2003, which was $5.34 applied to 5,283 BOE as compared to $5.95 applied to 4,367 BOE for the same period in 2002.

Cumulative effect of change in accounting principle - SFAS No. 143
On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $26,483, a long term liability of approximately $16,279 and a gain of approximately $10,204 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At December 31, 2003, the asset retirement obligation was $17,581, and the increase in the balance from January 1, 2003 of $1,302 is due to accretion expense. The pro forma amounts of the asset retirement obligation as of December 31, 2002, 2001 and 2000, were approximately $16,279, $15,081 and $13,971, respectively. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003.

B.  General Comparison of the Years Ended December 31, 2002 and 2001

The following table provides certain information regarding performance factors for the years ended December 31, 2002 and 2001:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2002      2001    (Decreas
                                                   e)
                              ----      ----    --------
                                                   -
Average price per        $    24.96               (3%)
barrel of oil                         25.84
Average price per mcf    $     2.83              (36%)
of gas                                4.41
Oil production in           3,750     4,440      (16%)
barrels
Gas production in mcf       3,700     5,540      (33%)
Oil and gas revenue      $  104,083   139,132    (25%)
Production expense       $  59,781    73,616     (19%)
Partnership              $  18,462    62,234     (70%)
distributions
Investor partner         $  16,431    55,388     (70%)
distributions
Per unit distribution    $    14.36              (70%)
to investor partners                  48.39
Number of investor          1,144.5
partner units                         1,144.5

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

3. Depletion expense increased to $26,000 for the year ended December 31, 2002 from $20,000 for the same period in 2001. This represents an increase of 30%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase 2002 depletion expense by $13,000 and increase 2002 net income by $87,000. See Note 4 of the notes to the Partnership's financial statements.

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2003, 2002 and 2001 was $33,297, $102,942 and $30,325, respectively. Partnership distributions for the years ended December 31, 2003, 2002 and 2001 were $32,765, $18,462 and $62,234, respectively.

The  sources  for  the  2003  distributions of $32,765  were  oil  and  gas operations of approximately $40,700 and the change in oil and gas properties of approximately $(200), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2002 distributions of $18,462 were oil and gas operations of approximately $26,900 and the change in oil and gas properties of approximately $(9,100), with the balance from available cash on hand at the beginning of the period. The sources for the 2001 distributions of $62,234 were oil and gas operations of approximately $60,400 and the change in oil and gas properties of approximately $(200), with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 2003 were $32,765 of which $29,161 was distributed to the investor partners and $3,604 to the Managing General Partner. The per unit distribution to investor partners during the same period was $25.48. Total distributions during the year ended December 31, 2002 were $18,462 of which $16,431 was distributed to the investor partners and $2,031 to the Managing General Partner. The per unit distribution to investor partners during the same period was $14.36. Total distributions during the year ended December 31, 2001 were $62,234 of which $55,388 was distributed to the investor partners and $6,846 to the Managing General Partner. The per unit distribution to investor partners during the same period was $48.39.

Cumulative cash distributions of $1,447,236 have been made to the general and limited partners as of December 31, 2003. As of December 31, 2003, $1,289,951 or $1,127.09 per investor partner unit, has been distributed to the investor partners, representing a 100% return of capital and a 13% return on capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from oil and gas properties. The Partnership anticipates the primary source of cash to continue being from the oil and gas operations.

Cash flows provided by operating activities were approximately $40,700 in 2003 compared to $26,900 in 2002 and approximately $60,400 in 2001.

Cash flows used in investing activities were approximately $200 in 2003 compared to $9,100 in 2002 and approximately $200 in 2001. The principal use of the 2003 cash flow from investing activities was additions to oil and gas properties.

Cash  flows used in financing activities were approximately $32,800 in 2003
compared  to $18,500 in 2002 and approximately $62,200 in 2001.   The  only
use in the 2003 financing activities was the distributions to partners.

As of December 31, 2003, the Partnership had approximately $35,500 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Liquidity - Managing General Partner

As of December 31, 2003, the Managing General Partner is in violation of several covenants pertaining to their Amended and Restated Revolving Credit Agreement due June 1, 2006 and their Senior Second Lien Secured Credit
Agreement due October 15, 2008. Due to the covenant violations, the Managing General Partner is in default under their Amended and Restated Revolving Credit Agreement and the Senior Second Lien Secured Credit Agreement, and all amounts due under these agreements have been classified as a current liability on the Managing General Partner's balance sheet at December 31, 2003. The significant working capital deficit and debt being in default at December 31, 2003, raise substantial doubt about the Managing General Partner's ability to continue as a going concern.

Subsequent to December 31, 2003, the Board of Directors of the Managing General Partner announced its decision to explore a merger, sale of the stock or other transaction involving the Managing General Partner. The Board has formed a Special Committee of independent directors to oversee the sales process. The Special Committee has retained independent financial and legal advisors to work closely with the management of the Managing General Partner to implement the sales process. There can be no assurance that a sale of the Managing General Partner will be consummated or what terms, if consummated, the sale will be on.

Recent Accounting Pronouncements

The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142. The Partnership classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. The disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the financial statements. There would be no effect on the statement of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors' Report                                            21

Balance Sheets                                                          22

Statements of Operations                                                23

Statement of Changes in Partners' Equity                                24

Statements of Cash Flows                                                25

Notes to Financial Statements                                           26

                       INDEPENDENT AUDITORS' REPORT

The Partners
Southwest Developmental Drilling
 Fund 91-A, L.P.
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Developmental Drilling Fund 91-A, L.P. (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Developmental Drilling Fund 91-A, L.P. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Partnership changed its method of computing depletion in 2002. Also, as discussed in Note 3 to the financial statements, the Partnership changed its method of accounting for asset retirement obligations as of January 1, 2003.







                                                  KPMG LLP



Midland, Texas
March 19, 2004, except as to Note 9, which is as of May 3, 2004

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2003 and 2002

                                   2003      2002
                                   ----      ----
Assets
----------

Current assets:
 Cash and cash equivalents    $  19,513    11,779
  Receivable  from  Managing     15,974    4,069
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          35,487    15,848
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       1,115,29  1,107,84
                                 0         9
       Less      accumulated
depreciation,
         depletion       and     914,998   906,000
amortization
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     200,292   201,849
properties
                                 --------  --------
                                 ----      ----
                              $  235,779   217,697
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current liability:
 Distribution payable         $  -         31
                                 --------  --------
                                 ----      ----

Asset retirement obligation      17,581    -
                                 --------  --------
                                 ----      ----
Partners' equity:
 Managing General Partner        26,829    23,666
 Investor partners               191,369   194,000
                                 --------  --------
                                 ----      ----
   Total partners' equity        218,198   217,666
                                 --------  --------
                                 ----      ----
                              $  235,779   217,697
                                 =======   =======











                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
           For the years ended December 31, 2003, 2002 and 2001

                                        2003      2002      2001
                                        ----      ----      ----
Revenues
-------------
 Oil and gas sales                 $  158,356   104,083   139,132
 Interest income from operations      -         9         154
 Other                                3,446     1,003     -
                                      --------  --------  --------
                                      --        --        --
                                      161,802   105,095   139,286
                                      --------  --------  --------
                                      --        --        --
Expenses
-------------
 Production                           86,296    59,781    73,616
 General and administrative           22,890    16,372    15,345
  Accretion  of asset  retirement     1,302     -         -
obligation
   Depreciation,  depletion   and     28,221    26,000    20,000
amortization
                                      --------  --------  --------
                                      --        --        --
                                      138,709   102,153   108,961
                                      --------  --------  --------
                                      --        --        --
Net   income   before  cumulative
effects
 of accounting changes                23,093    2,942     30,325

Cumulative effect of change in
accounting
 principle - SFAS No. 143 - See       10,204    -         -
Note 3
Cumulative effect of change in
accounting principle
 - change in depletion method -       -         100,000   -
See Note 4
                                      --------  --------  --------
                                      --        --        --
Net income                         $  33,297    102,942   30,325
                                      ======    ======    ======
 Net income allocated to:

 Managing General Partner          $  6,767     3,184     5,536
                                      ======    ======    ======
 Investor partners                 $  26,530    99,758    24,789
                                      ======    ======    ======
    Per   investor  partner  unit  $   15.25      (.21)    21.66
before cumulative effect
  Cumulative effects per investor       7.93     87.37         -
partner unit
                                      --------  --------  --------
                                      --        --        --
  Per investor partner unit        $   23.18     87.16     21.66
                                      ======    ======    ======
Pro    forma   amounts   assuming
changes are applied
 retroactively (See Notes 3 and 4
for details):
  Net  income  before  cumulative  $  -         1,744     13,215
effect
                                      ======    ======    ======
    Per   investor  partner  unit  $       -     (1.14)     6.82
(1,144.5 units)
                                      ======    ======    ======





                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
           For the years ended December 31, 2003, 2002 and 2001

                            Managing
                            General   Investor
                            Partner   Partners   Total
                            -------   --------   -----
Balance at December 31,  $  23,823    141,272   165,095
2000

 Net income                 5,536     24,789    30,325

 Distributions              (6,846)   (55,388)  (62,234)
                            --------  --------  --------
                            --        ---       ----
Balance at December 31,     22,513    110,673   133,186
2001

 Net income                 3,184     99,758    102,942

 Distributions              (2,031)   (16,431)  (18,462)
                            --------  --------  --------
                            --        ---       ----
Balance at December 31,     23,666    194,000   217,666
2002

 Net income                 6,767     26,530    33,297

 Distributions              (3,604)   (29,161)  (32,765)
                            --------  --------  --------
                            --        ---       ----
Balance at December 31,  $  26,829    191,369   218,198
2003
                            ======    ======    =======
























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
           For the years ended December 31, 2003, 2002 and 2001

                                     2003      2002      2001
                                     ----      ----      ----
Cash   flows  from   operating
activities:

  Cash  received from oil  and  $  148,024   101,165   152,656
gas sales
 Cash paid to Managing General
Partner
   for administrative fees and
general
  and administrative overhead      (110,759  (75,257)  (92,367)
                                   )
 Interest received                 -         9         154
 Miscellaneous settlement          3,446     1,003     -
                                   --------  --------  --------
                                   ----      ----      ----
     Net   cash  provided   by     40,711    26,920    60,443
operating activities
                                   --------  --------  --------
                                   ----      ----      ----
Cash  flows used in  investing
activities:

  Additions  to  oil  and  gas     (181)     (9,073)   (184)
properties
                                   --------  --------  --------
                                   ----      ----      ----
Cash  flows used in  financing
activities:

 Distributions to partners         (32,796)  (18,470)  (62,195)
                                   --------  --------  --------
                                   ----      ----      ----
Net  increase  (decrease)   in
cash and cash
 equivalents                       7,734     (623)     (1,936)

Beginning of period                11,779    12,402    14,338
                                   --------  --------  --------
                                   ----      ----      ----
End of period                   $  19,513    11,779    12,402
                                   =======   =======   =======

Reconciliation of  net  income
to net
  cash  provided by  operating
activities:

Net income                      $  33,297    102,942   30,325

Adjustments  to reconcile  net
income to
    net   cash   provided   by
operating activities:

 Accretion of asset retirement     1,302     -         -
obligation
  Depreciation, depletion  and     28,221    26,000    20,000
amortization
  Cumulative effect of  change     (10,204)  (100,000  -
in accounting principle                      )
    (Increase)   decrease   in     (10,332)  (2,918)   13,524
receivables
    (Decrease)   increase   in     (1,573)   896       (3,406)
payables
                                   --------  --------  --------
                                   ----      ----      ----
Net cash provided by operating  $  40,711    26,920    60,443
activities
                                   =======   =======   =======
Noncash investing and
financing activities:

 Increase in oil and gas
properties - Adoption
  of SFAS No. 143               $  26,483    -         -
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units-of-revenue method for the year ended December 31, 2001, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of December 31, 2003, 2002 and 2001 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2003 and 2002, there were no significant amounts of imbalance in terms of units or value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 2003 and 2002 is $197,039 and $197,013, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Investor Partner Units
     As of December 31, 2003, 2002 and 2001, there were 1,144.5 investor partner units outstanding held by 101, 102 and 102 partners.

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

     Recent Accounting Pronouncements
     The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No.
     142. The Partnership classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. The disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the financial statements. There would be no effect on the statement of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

     Depletion Policy
     In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. (See Note 4)

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation of approximately $26,483, a long term liability of approximately $16,279 and a gain of approximately $10,204 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At December 31, 2003, the asset retirement obligation was $17,581, and the increase in the balance from January 1, 2003 of $1,302 is due to accretion expense. The pro forma amounts of the asset retirement obligation as of December 31, 2002, 2001 and 2000, were approximately $16,279, $15,081 and $13,971, respectively. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. The pro forma amounts for the years ended December 31, 2002 and 2001, which are presented below, reflect the effect of retroactive application of SFAS No. 143.

                                     2002      2001
                                   --------  -------
                                    ------
Pro   forma  amounts  assuming
change is applied
 retroactively:
  Net income before cumulative
effect
    for  change  in  depletion  $  1,744     29,215
method
                                    ======   ======
   Per  limited  partner  unit  $   (1.14)    20.80
(1,144.5 units)
                                    ======   ======
 Net income                     $  101,744   29,215
                                    ======   ======
   Per  limited  partner  unit  $    86.23    20.80
(1,144.5 units)
                                    ======   ======

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of a change in accounting principle - change in depletion method
     In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $100,000 effective as of January 1, 2002. The Partnership's depletion for the years ended 2003 and
     2002 have been calculated using the units-of-production method and 2001 has not been restated. The pro forma amounts for 2001, which are presented below, reflect the effect of retroactive application of the units-of-production method. See Note 11 for the effects of the change in depletion method on the individual quarters of 2002.

                                     2001

                                   -------
Pro   forma  amounts  assuming
change is applied
 retroactively:
 Net income                     $  14,325
                                   ======
   Per  limited  partner  unit  $    7.68
(1,144.5 units)
                                   ======

5.   Liquidity - Managing General Partner
     As of December 31, 2003, the Managing General Partner is in violation of several covenants pertaining to their Amended and Restated Revolving Credit Agreement due June 1, 2006 and their Senior Second Lien Secured Credit Agreement due October 15, 2008. Due to the covenant violations, the Managing General Partner is in default under their Amended and Restated Revolving Credit Agreement and the Senior Second Lien Secured Credit Agreement, and all amounts due under these agreements have been classified as a current liability on the Managing General Partner's balance sheet at December 31, 2003. The significant working capital deficit and debt being in default at December 31, 2003, raise substantial doubt about the Managing General Partner's ability to continue as a going concern.

     Subsequent to December 31, 2003, the Board of Directors of the Managing General Partner announced its decision to explore a merger, sale of the stock or other transaction involving the Managing General Partner. The Board has formed a Special Committee of independent directors to oversee the sales process. The Special Committee has retained independent financial and legal advisors to work closely with the management of the Managing General Partner to implement the sales process. There can be no assurance that a sale of the Managing General Partner will be consummated or what terms, if consummated, the sale will be on.

6.   Commitments and Contingent Liabilities
     The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

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

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Commitments and Contingent Liabilities - continued
     As of December 31, 2003, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

7.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $12,000, $12,100 and $11,800 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Southwest Royalties, Inc., the Managing General Partner, was paid $9,400 in 2003, 2002 and 2001 for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $16,000 and $4,100 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2003 and 2002, respectively.

8.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 97% of the Partnership's total oil and gas production during 2003: Plains Marketing LP for 80% and Duke Energy Field Services LP for 17%. One purchaser accounted for 85% of the Partnership's total oil and gas production during 2002: Plains
     Marketing  LP  for  85%.   Two purchasers accounted  for  94%  of  the
     Partnership's total oil and gas production during 2001: Plains Marketing LP for 76% and Duke Energy Field Services for 18%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

9.   Subsequent Event
     Subsequent to December 31, 2003, the Managing General Partner announced that its Board of Directors had decided to explore a merger or sale of the stock of the Company. The Board formed a Special Committee of independent directors to oversee the sale process. The Special Committee retained independent financial and legal advisors to work closely with management to implement the sale process.

     On May 3, 2004, the Managing General Partner entered into a cash merger agreement to sell all of its stock to Clayton Williams Energy, Inc. The cash merger price is being negotiated, but is expected to be approximately $45 per share. The transaction, which is subject to approval by the Managing General Partner's shareholders, is expected to close no later than May 21, 2004.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

10.  Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                                 --        -
Total Proved -
January 1, 2001               49,000    69,000

  Revisions of estimates  in  (20,000)  (32,000)
place
 Production                   (4,000)   (6,000)
                              --------  --------
                              --        --
December 31, 2001             25,000    31,000

  Revisions of estimates  in  2,000     (1,000)
place
 Production                   (4,000)   (4,000)
                              --------  --------
                              --        --
December 31, 2002             23,000    26,000

  Revisions of estimates  in  11,000    7,000
place
 Production                   (4,000)   (5,000)
                              --------  --------
                              --        --
December 31, 2003             30,000    28,000
                              ======    ======
Proved developed reserves -

December 31, 2001             25,000    31,000
                              ======    ======
December 31, 2002             23,000    26,000
                              ======    ======
December 31, 2003             30,000    28,000
                              ======    ======

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2004. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2004, 2003 and 2002 are an average price of $31.81, $29.68 and $18.98 per barrel, respectively.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2004, 2003 and 2002 are an average price of $5.49, $4.20 and $2.28 per Mcf, respectively.

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

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2003, 2002 and 2001 is presented below:
                                   2003      2002      2001
                                   ----      ----      ----
Future cash inflows           $  1,113,00  805,000   553,000
                                 0
Production, development and
 abandonment costs               717,000   428,000   395,000
                                 --------  --------  --------
                                 ----      ----      --
Future net cash flows            396,000   377,000   158,000
10%   annual  discount   for
estimated
 timing of cash flows            94,000    103,000   37,000
                                 --------  --------  --------
                                 ----      ----      --
Standardized   measure    of
discounted
 future net cash flows        $  302,000   274,000   121,000
                                 =======   =======   ======

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2003, 2002 and 2001 are as follows:
                                   2003      2002      2001
                                   ----      ----      ----
Sales   of   oil   and   gas
produced,
 net of production costs      $  (72,000)  (44,000)  (66,000)
Changes   in   prices    and     (40,000)  174,000   (346,000
production costs                                     )
Changes of production rates
 (timing) and others             7,000     (7,000)   16,000
Revisions of previous
 quantities estimates            106,000   18,000    (101,000
                                                     )
Changes in estimated future
 development costs                         -         -
Accretion of discount            27,000    12,000    56,000
Discounted future net
 cash flows -
Beginning of year                274,000   121,000   562,000
                                 --------  --------  --------
                                 --        --        --
End of year                   $  302,000   274,000   121,000
                                 ======    ======    ======

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

             Southwest Developmental Drilling Fund 91-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

11.  Selected Quarterly Financial Results - (unaudited)

                                             Quarter
                              --------------------------------------
                              --------------------------------------
                                                -
                               First     Second    Third     Fourth
                               ------   --------  -------   --------
                                          ---                  -
2003:
 Total revenues             $ 42,713    48,914    36,008    34,167
 Total expenses               46,431    37,308    34,337    20,633
  Net income (loss) before
cumulative effect
     of   a   change    in    (3,718)   11,606    1,671     13,534
accounting principle
 Cumulative effect of SFAS    10,204    -         -         -
No. 143
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income                 $ 6,486     11,606    1,671     13,534
                              =======   =======   =======   =======
  Per limited partner unit
amounts:
   Income  (loss)   before  $ (3.75)                   .82
cumulative effect                       8.26                9.92
 Cumulative effect              7.93         -         -         -
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income                 $   4.18                   .82
                                        8.26                9.92
                              =======   =======   =======   =======

     As discussed in Note 4, in 2002 the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The 2002 quarterly financial results presented below reflect the change in depletion method effective as of January 1, 2002.
                                             Quarter
                              --------------------------------------
                              --------------------------------------
                                                -
                               First     Second    Third     Fourth
                               ------   --------  -------   --------
                                          ---                  -
2002:
 Total revenues             $ 18,477    31,744    25,395    29,479
 Total expenses               24,343    25,068    21,650    31,092
                              --------  --------  --------  --------
                              ----      ----      ----      ----
  Net Income (loss) before
cumulative effect
     of   a   change    in    (5,866)   6,676     3,745     (1,613)
accounting principle
   Cumulative  effect   on
prior years (to
   December 31,  2001)  of
changing to a
     different   depletion    100,000   -         -         -
method
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income (loss)          $ 94,134    6,676     3,745     (1,613)
                              =======   =======   =======   =======
  Per limited partner unit
amounts:
   Income  (loss)   before
cumulative effect of a
    change  in  accounting  $ (5.13)
principle                               4.42      2.43      (1.93)
   Cumulative  effect   on
prior years (to
   December 31,  2001)  of
changing to a
     different   depletion     87.37         -         -         -
method
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income (loss)          $  82.24
                                        4.42      2.43      (1.93)
                              =======   =======   =======   =======

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures
As of the year ended December 31, 2003, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

     The disclosure controls and procedures of the Partnership were effective in ensuring that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     The disclosure controls and procedures of the Partnership were effective in ensuring that material information required to be disclosed by the Partnership in the report it filed or submitted under the Exchange Act was accumulated and communicated to the Managing General Partner's management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

         Name               Age               Position
H. H. Wommack, III          48      Chairman   of   the    Board,
                                    President, Director
                                    and Chief Executive Officer
James N. Chapman(1)         41      Director
William P. Nicoletti(2)     58      Director
Joseph J. Radecki,  Jr.     45      Director
(2)
Richard D. Rinehart(1)      68      Director
John M. White(2)            48      Director
Herbert  C. Williamson,     55      Director
III(1)
Bill E. Coggin              49      Executive Vice President  and
                                    Chief Financial Officer
J. Steven Person            45      Vice President, Marketing

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

James N. Chapman has served as a director since April 19, 2002. Mr. Chapman is associated with Regiment Capital Advisors, LLC, which he joined in January 2003. Prior to Regiment, Mr. Chapman acted as a capital markets and strategic planning consultant with private and public companies, as well as hedge funds, across a range of industries. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc. from December 1996 to December 2001. Prior to Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company from July 1985 to August 1990, most recently in the BT Securities capital markets area. Mr. Chapman serves as a member of the board of directors of Anchor Glass Container Corporation, Davel Communications, Inc., Coinmach Corporation, as well as a number of private companies.

William P. Nicoletti has served as a director since April 19, 2002. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., an investment banking and financial advisory firm he founded in 1991. He was previously a senior officer and head of the Energy Investment Banking Groups of E. F. Hutton & Company Inc. and Paine Webber, Incorporated. From March 1998 until June 1990 he was a managing director and co-head of Energy Investment Banking at McDonald Investments Inc. Mr. Nicoletti is a director and Chairman of the Audit Committee of Star Gas Partners, L.P., the nation's largest retail distributor of home heating oil and a major retail distributor of propane gas. He is also a director of MarkWest Energy Partners, L.P., a business engaged in the gathering and processing of natural gas and the fractionation and storage of natural gas liquids, and Russell-Stanley Holdings, Inc., a manufacturer and marketer of steel and plastic industrial containers. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA degree from Columbia University Graduate School of Business.

Joseph J. Radecki, Jr. has served as a director since April 19, 2002. Mr. Radecki is currently a Managing Director in the Leveraged Finance Group of CIBC World Markets where he is principally responsible for the firm's financial restructuring and distressed situation advisory practice. Prior to joining CIBC World Markets in 1998, Mr. Radecki was an Executive Vice President and Director of the Financial Restructuring Group of Jefferies & Company, Inc. beginning in 1990. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Over the past fourteen years, Mr. Radecki has been integrally involved in over 120 transactions totaling nearly $50 billion in recapitalized securities. Mr. Radeki currently serves as a Director of RBX Corporation, a manufacturer of rubber and plastic foam and other polymer products. He previously served as a Director of Wherehouse Entertainment, Inc., a music and video specialty retailer, as Chairman of the Board of American Rice, Inc., an international rice miller and marketer, as a member of the Board of Directors of Service America Corporation, a national food service management firm, Bucyrus International, Inc., a mining equipment manufacturer, and ECO-Net, a non-profit engineering related network firm. Mr. Radecki graduated magna cum laude in 1980 from Georgetown University with a B.A. in Government.

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

John White has served as a director since April 19, 2002. Mr. White became an equity analyst for Harris Nesbitt Gerard following the acquisition by BMO Financial Group in 2003. He had joined BMO Nesbitt Burns in 1998, responsible for high yield research on oil, gas and energy companies.
Previously, Mr. White worked at John S. Herold, Inc., an independent oil and gas research and consulting firm, where he was responsible for fixed income research on the oil and gas industry. His prior experience also included four years managing a portfolio of oil and gas loans for The Bank of Nova Scotia. Before entering financial services, Mr. White was with BP, where he worked in exploration and production for seven years. At BP, his experience was primarily in the basins of the Mid-Continent and Rocky Mountain regions. Mr.White is a graduate of The University of Oklahoma.

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

Key Employees

Jon P. Tate, age 46, has served as Vice President, Land and Assistant Secretary of the Managing General Partner since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association.

R. Douglas Keathley, age 48, has served as Vice President, Operations of the Managing General Partner since 1992. Before joining us, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

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

Code of Ethics

Neither the Partnership nor the Managing General Partner has adopted a code of ethics for employees, or any principal executive officers, principal financial officers, principal accounting officers or the Board of Directors of the Managing General Partner. The Board of the Managing General Partner believes that the Partnership's existing internal control procedures and current business practices are adequate to promote ethical conduct and to deter wrongdoing on the part of these executives. The Managing General Partner of the Partnership intends to implement during 2004 a code of ethics that will apply to these executives. In accordance with applicable SEC rules, the code of ethics will be made publicly available.

Audit Committee

The current members of the Audit Committee of the Managing General Partner are William P. Nicoletti, John M. White and Joseph J. Radecki, Jr. The Board of Directors of the Managing General Partner has determined that Mr. Nicoletti, the Chairman of the Audit Committee, meets the definition of an "audit committee financial expert" under Item 401(h)(2) of Regulation S-K and has also determined that all of the members of the Audit Committee, including Mr. Nicoletti, meet the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 11.  Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing General Partner receives an administrative fee for the management of the Partnership. The Managing General Partner received $9,400, $10,800 and $10,800 during 2003, 2002 and 2001 as an annual administrative fee. The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns an eleven percent interest as a Managing General Partner. Through prior purchases, the Managing General Partner also owns 72 limited partner units, or 5.6% limited partner interest. The
Managing General Partner total percentage interest ownership in the Partnership is 16.6%.

No officer or director of the Managing General Partner directly owns Units in the Partnership. H. H. Wommack, III, as the individual general partner of the Partnership, owns a one percent interest as a general partner. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the limited partner units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with regard to all limited partner units beneficially owned. We are presenting ownership information as of December 31, 2003. A list of beneficial owners of limited partner units, known to the Managing General Partner, is as follows:

                                                 Amount and
                                                 Nature of      Percen
                                                                  t
                        Name and Address of      Beneficial       of
  Title of Class         Beneficial Owner        Ownership      Class
-------------------    ---------------------     ----------     ------
  --------------          --------------           ------       -----
Limited Partnership    Southwest  Royalties,     Directly        5.6%
Interest               Inc.                      Owns
                       Managing      General     72 Units
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701

Limited Partnership    H. H. Wommack, III        Indirectly      5.6%
Interest                                         Owns
                       Chairman    of    the     72 Units
                       Board,
                       President, and CEO
                       of          Southwest
                       Royalties, Inc.,
                       the  Managing General
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701


There are no arrangements known to the Managing General Partner, which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In  2003, the Managing General Partner received $9,400 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $12,000 for administrative overhead attributable to operating such properties during 2003.

The terms of the above transactions are similar to ones, which would have been obtained through arm's length negotiations with unaffiliated third parties.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG, LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by KPMG during those periods.

For  the  Year Ended December   2003
31,                                      2002

Audit Fees                     $9,056    $
                                         4,763
Audit Related Fees                  -
                                         -
Tax Fees                            -
                                         -
All Other Fees                      -
                                         -

    TOTAL                      $9,056    $
                                         4,763

The Audit Committee of the Managing General Partner reviewed and approved, in advance, all audit and non-audit services provided by KPMG, LLP.

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

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2003.

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


                          Date:  May 12, 2004

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

Date:     May 12, 2004                       Date:     May 12, 2004


/s/ William P. Nicoletti                     /s/ James N. Chapman
---------------------------                  ------------------------
--------------------                         -----------------------
William    P.    Nicoletti,                  James     N.    Chapman,
Director                                     Director

Date:     May 10, 2004                       Date:     May 12, 2004


/s/ Richard D. Rinehart                      /s/  Joseph J.  Radecki,
                                             Jr.
---------------------------                  ------------------------
--------------------                         -----------------------
Richard     D.    Rinehart,                  Joseph J. Radecki,  Jr.,
Director                                     Director

Date:     May 12, 2004                       Date:     May 12, 2004


/s/  Herbert C. Williamson,
III
---------------------------                  ------------------------
--------------------                         -----------------------
Herbert C. Williamson, III,                  John M. White, Director
Director

Date:     May 11, 2004                       Date:

                          SECTION 302 CERTIFICATION           Exhibit 31.1


I, H.H. Wommack, III, certify that:

1.I have reviewed this annual report on Form 10-K of Southwest
Developmental Drilling Fund 91-
A, L.P.

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

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
 (as defined in Exchange Act Rules 13a-15(e) and
15-15(e)) and internal control over financial reporting
 (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f) for the registrant and have:

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


Date:  May 12, 2004                /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Developmental Drilling Fund 91-
A, L.P.

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Bill E. Coggin, certify that:

1.I have reviewed this annual report on Form 10-K of Southwest Developmental Drilling Fund 91-
A, L.P.

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

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and
15-15(e)) and internal control over financial reporting
 (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f) for the registrant and have:

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


Date:  May 12, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Developmental Drilling Fund 91-
A, L.P.

                        CERTIFICATION PURSUANT TO           Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Southwest Developmental Drilling Fund 91-A, L.P. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 12, 2004




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

           CERTIFICATION PURSUANT TO               Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Annual Report of Southwest Developmental Drilling Fund 91-A, L.P. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 12, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Developmental Drilling Fund 91-A, L.P.