Form 10-Q
period 2004-03-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 91-A LP
filed 2004-05-24
CIK 871327

Page 21 of 22
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

                              Yes X No ___

Indicate  by check mark whether the registrant is an accelerated filer  (as
defined in Exchange Act Rule 12b-2).     Yes     No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

        The total number of pages contained in this report is 22.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 91-A, L.P.
                              Balance Sheets

                                  March    December
                                   31,       31,
                                   2004      2003
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  22,594    19,513
  Receivable  from  Managing     19,056    15,974
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          41,650    35,487
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       1,118,41  1,115,29
                                 6         0
       Less      accumulated
depreciation,
         depletion       and     921,998   914,998
amortization
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     196,418   200,292
properties
                                 --------  --------
                                 ----      ----
                              $  238,068   235,779
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Asset retirement obligation   $  17,933    17,581
                                 --------  --------
                                 ----      ----
Partners' equity:
 Managing General Partner        27,812    26,829
 Investor partners               192,323   191,369
                                 --------  --------
                                 ----      ----
   Total partners' equity        220,135   218,198
                                 --------  --------
                                 ----      ----
                              $  238,068   235,779
                                 =======   =======

             Southwest Developmental Drilling Fund 91-A, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2004      2003
                                     -----     -----
Revenues
-------------
 Oil and gas                     $  42,908    42,713
                                    --------  --------
                                    -         -
Expenses
------------
 Production                         12,403    33,056
 General and administrative         6,216     4,049
  Depreciation,  depletion  and     7,000     9,000
amortization
  Accretion of asset retirement     352       326
obligation
                                    --------  --------
                                    -         -
                                    25,971    46,431
                                    --------  --------
                                    -         -
Net    income   (loss)   before     16,937    (3,718)
cumulative effect

Cumulative effect of change  in
accounting
 principle - SFAS No. 143 - See     -         10,204
Note 3
                                    --------  --------
                                    -         -
Net income                       $  16,937    6,486
                                    =====     =====
Net income allocated to:

 Managing General Partner        $  2,633     1,703
                                    =====     =====
 Investor partners               $  14,304    4,783
                                    =====     =====
   Per  investor  partner  unit  $   12.50     (3.75)
before cumulative effect
  Cumulative effect per limited     -           7.93
partner unit
                                    --------  --------
                                    -         -
  Per limited partner unit       $   12.50
                                              4.18
                                    =====     =====

             Southwest Developmental Drilling Fund 91-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2004      2003
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from oil and  gas  $  41,425    29,520
sales
 Cash paid to suppliers               (20,218)  (29,982)
                                      --------  --------
                                      --        --
   Net cash provided by (used in)     21,207    (462)
operating activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  investing
activities:

   Additions  to  oil   and   gas     (3,126)   -
properties
                                      --------  --------
                                      --        --
Cash   flow   used  in  financing
activities:

 Distributions to partners            (15,000)  -
                                      --------  --------
                                      --        --
Net  increase (decrease) in  cash     3,081     (462)
and cash equivalents

 Beginning of period                  19,513    11,779
                                      --------  --------
                                      --        --
 End of period                     $  22,594    11,317
                                      ======    ======
Reconciliation of net  income  to
net cash
  provided by (used in) operating
activities:

Net income                         $  16,937    6,486

Adjustments   to  reconcile   net
income to net cash
  provided by (used in) operating
activities:

   Depreciation,  depletion   and     7,000     9,000
amortization
  Accretion  of asset  retirement     352       326
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            -         (10,204)
 Increase in receivables              (1,483)   (13,193)
 (Decrease) increase in payables      (1,599)   7,123
                                      --------  --------
                                      --        --
Net  cash  provided by (used  in)  $  21,207    (462)
operating activities
                                      ======    ======
Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No.143                   $  -         26,483
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

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2004, and for the three months ended March 31, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $26,483, a long term liability of approximately $16,279 and a gain of approximately $10,204 for the
     cumulative  effect  on  depreciation  of  the  additional  costs   and
     accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $17,933, and the increase in the balance from January 1, 2004 of $352 is due to accretion expense.

4.   Subsequent Event
     Subsequent to December 31, 2003, the Managing General Partner announced that its Board of Directors had decided to explore a merger or sale of the stock of the Company. The Board formed a Special Committee of independent directors to oversee the sale process. The Special Committee retained independent financial and legal advisors to work closely with management to implement the sale process.

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

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to decline in later years based on these factors.

Based on current conditions, management anticipates performing no workovers during 2004 to enhance production. The partnership will most likely continue to experience sporadic production. Accordingly, if commodity prices remain unchanged, the Partnership expects future earnings to decline due to anticipated production declines.

Oil and Gas Properties

Oil and gas properties are accounted for at cost under the full-cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended March 31, 2004 and 2003:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                March 31,       Increase
                              2004      2003    (Decreas
                                                   e)
                             -----     -----    --------
                                                 -----
Average    price    per  $   33.70              2%
barrel of oil                         33.01
Average  price per  mcf  $    4.06              (25%)
of gas                                5.39
Oil    production    in     1,090     1,000     9%
barrels
Gas production in mcf       1,520     1,800     (16%)
Oil and gas revenue      $  42,908    42,713    -
Production expense       $  12,403    33,056    (62%)
Partnership              $  15,000    -         100%
distributions
Investor        partner  $  13,350    -         100%
distributions
Per  unit  distribution
to investor
 partners                $   11.66         -    100%

Number    of   investor     1,144.5   1,144.5
partner units

Revenues

The Partnership's oil and gas revenues increased to $42,908 from $42,713 for the quarters ended March 31, 2004 and 2003, respectively, an increase of less than 1%. The principal factors affecting the comparison of the quarters ended March 31, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 by 2%, or $.69 per barrel, resulting in an increase of approximately $800 in revenues. Oil sales represented 86% of total oil and gas sales during the quarter ended March 31, 2004 as compared to 77% during the quarter ended March 31, 2003.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 25%, or $1.33 per mcf, resulting in a decrease of approximately $2,000 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $1,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 90 barrels or 9% during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003, resulting in an increase of approximately $3,000 in revenues.

    Gas production decreased approximately 280 mcf or 16% during the same period, resulting in a decrease of approximately $1,500 in revenues.

    The net total increase in revenues due to the change in production is approximately $1,500. Gas volumes decreased as a result of steep production decline on two wells.

Costs and Expenses

Total costs and expenses decreased to $25,971 from $46,431 for the quarters ended March 31, 2004 and 2003, respectively, a decrease of 44%. The decrease is a direct result of a decrease in lease operating costs and depletion expense, partially offset by an increase in accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties and general and administrative expense.

1. Lease operating costs and production taxes were 62% lower, or approximately $20,700 less during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. Lease operating costs were higher in 2003 as a result of pulling expense for pulling a well twice in the quarter.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 54% or approximately $2,200 during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase in general and administrative costs is due primarily to an increase of approximately $1,660 in quarterly accounting review fees.

3. Depletion expense decreased to $7,000 for the quarter ended March 31, 2004 from $9,000 for the same period in 2003. This represents an decrease of 22%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2004, which was $5.21 applied to 1,343 BOE as compared to $6.92 applied to 1,300 BOE for the same period in 2003.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $26,483, a long term liability of approximately $16,279 and a gain of approximately $10,204 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $17,933, and the increase in the balance from January 1, 2004 of $352 is due to accretion expense.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash  flows  provided by (used in) operating activities were  approximately
$21,200 in the quarter ended March 31, 2004 as compared to approximately $(500) in the quarter ended March 31, 2003.

Cash flows used in investing activities were approximately $3,100 in the quarter ended March 31, 2004. There were no cash flows provided by investing activities in the quarter ended March 31, 2003. The principal use of the 2004 cash flow from investing activities was additions to oil and gas properties.

Cash flows used in financing activities were approximately $15,000 in 2004. There were no cash flows used in financing activities in the quarter ended March 31, 2003. The only use in the 2004 financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2004 were $15,000 of which $13,350 was distributed to the limited partners and $1,650 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2004 was $11.66.

The primary source for the 2004 distributions of $15,000 was oil and gas operations of approximately $21,200, with the balance from available cash on hand at the beginning of the period, resulting in excess cash for contingencies or subsequent distributions to partners.

Cumulative cash distributions of $1,462,236 have been made to the general and limited partners. As of March 31, 2004, $1,303,301 or $1,138.75 per investor partner unit has been distributed to the investor partners, representing a 100% return of the capital and a 14% return on capital contributed.

As of March 31, 2004, the Partnership had approximately $41,700 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the three months ended March 31, 2004, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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



Date:  May 14, 2004

                          SECTION 302 CERTIFICATION           Exhibit 31.1


I, H.H. Wommack, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Developmental Drilling Fund 91-A, L.P.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)    Designed  such internal control over financial reporting,  or  caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  May 14, 2004                /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Developmental Drilling Fund 91-
A, L.P.

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Bill E. Coggin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Developmental Drilling Fund 91-A, L.P.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)    Designed  such internal control over financial reporting,  or  caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  May 14, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Developmental Drilling Fund 91-
A, L.P.

                        CERTIFICATION PURSUANT TO           Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Developmental Drilling Fund 91-A, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18
U.S.C.   1350,  as  adopted pursuant to  906 of the Sarbanes-Oxley  Act  of
2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 14, 2004




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

           CERTIFICATION PURSUANT TO               Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Developmental Drilling Fund 91-A, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C.
  1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 14, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Developmental Drilling Fund 91-A, L.P.